Form 10KSB
period 1998-12-31
FIRST COASTAL BANCSHARES
filed 1999-05-10
CIK 1073932

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998          COMMISSION FILE NUMBER 333-68207

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______ TO ______

     COMMISSION FILE NUMBER 333-68207

                            FIRST COASTAL BANCSHARES

                CALIFORNIA                                 95-4693574
        (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)                Identification No.)

    275 MAIN STREET, EL SEGUNDO, CALIFORNIA                   90245
 (Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (310) 322-2222

         SECURITIES REGISTERED UNDER SECTION 12(b) OF EXCHANGE ACT: NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, No Par Value; 330,000 Units consisting of one share of Common Stock and one 11-7/8% Cumulative Preferred Security, redemption value, $20.00 per Preferred Security.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year: $5.9 million

        Aggregate market value of the voting Common Stock held by non-affiliates at April 21, 1999: $3,386,786.

        Number of shares of Common Stock outstanding as of April 21, 1999:
1,232,138.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Pursuant to Section 240.15d-2 of the Securities Act of 1934, this Form 10-KSB contains only certified financial statements for the Registrant's fiscal year ended December 31, 1998.

                                    CONTENTS



--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT
   ON THE CONSOLIDATED FINANCIAL STATEMENTS                                    3

--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                           4 AND 5
   CONSOLIDATED STATEMENTS OF OPERATIONS                                       6
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY                  7
   CONSOLIDATED STATEMENTS OF CASH FLOWS                                       8
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       9 THROUGH 31

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders
and Board of Directors of First Coastal Bancshares

We have audited the accompanying consolidated balance sheets of First Coastal Bancshares and Subsidiary (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Coastal Bancshares and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                 VAVRINEK, TRINE, DAY & CO., LLP


February 4, 1999, except for Note T as to
   which the date is March 8, 1999
Laguna Hills, California

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                                    1998             1997
                                                                  --------         --------
ASSETS

Cash and Due from Banks                                           $  2,745         $  2,629
Federal Funds Sold                                                     700              325
                                                                  --------         --------
                                 CASH AND CASH EQUIVALENTS           3,445            2,954

Investment Securities Available for Sale - Note B:                  14,679           10,183

Loans - Note C:
   Commercial                                                        4,303            4,574
   Real Estate - Construction                                           73               67
   Real Estate - Residential, 1 to 4 Units                          24,790           13,778
   Real Estate - Other                                              23,071           16,363
   Consumer                                                          2,917            5,210
                                                                  --------         --------
                                               TOTAL LOANS          55,154           39,992

   Net Deferred Loan Costs (Fees)                                        9             (147)
   Allowance for Loan Losses                                          (549)            (615)
                                                                  --------         --------
                                                 NET LOANS          54,614           39,230

Premises and Equipment, Net - Note D                                   386              455
Other Real Estate Owned, Net                                           116              200
Goodwill, Net - Note M                                               1,770            1,956
Net Deferred Tax Asset - Note H                                        621              400
Accrued Interest and Other Assets                                    1,104              751
                                                                  --------         --------

                                                                  $ 76,735         $ 56,129
                                                                  ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                        1998             1997
                                                                      --------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits - Note E:
   Noninterest-Bearing Demand                                         $ 14,474         $ 13,598
   Money Market and NOW                                                 14,169           11,034
   Savings                                                               3,722            4,120
   Time Deposits Under $100,000                                         13,489           10,970
   Time Deposits $100,000 and Over                                      12,737            5,543
                                                                      --------         --------
                                                TOTAL DEPOSITS          58,591           45,265

Short-Term Borrowings - Note F                                          10,000            4,550
Long-Term Debt - Note G                                                  1,000               --
Accrued Interest and Other Liabilities                                     884              304
                                                                      --------         --------
                                             TOTAL LIABILITIES          70,475           50,119

Commitments and Contingencies - Note I

Shareholders' Equity - Notes J, R and S:
   Preferred Stock - Series A, Authorized 5,000,000 Shares;
      Issued and Outstanding 423,500 Shares;
      Liquidation Value of $2,859
      Plus Accumulated Dividends - Note K                                2,658            2,658
   Common Stock - Authorized 10,000,000 Shares;
      Issued and Outstanding 714,551 at December 31, 1998
      and 677,052 at December 31, 1997                                   3,673            3,360
   Accumulated Deficit, Eliminated by Transfer of $2,850 from               --               --
      Common Stock and Surplus on June 30, 1997
   Accumulated Deficit Since July 1, 1997                                  (40)             (13)
   Accumulated Other Comprehensive Income - Net Unrealized
      (Loss) Gain on Investment Securities Available for Sale,
      net of Taxes of $21 in 1998                                          (31)               5
                                                                      --------         --------
                                    TOTAL SHAREHOLDERS' EQUITY           6,260            6,010
                                                                      --------         --------

                                                                      $ 76,735         $ 56,129
                                                                      ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                      1998            1997
                                                                   -------         -------
INTEREST INCOME
   Interest and Fees on Loans                                      $ 4,397         $ 2,627
   Interest on Investment Securities                                   676             428
   Other Interest Income                                               292             117
                                                                   -------         -------
                                     TOTAL INTEREST INCOME           5,365           3,172
INTEREST EXPENSE
   Interest on Money Market and NOW                                    354             212
   Interest on Savings                                                  94              94
   Interest on Time Deposits                                         1,628             575
   Other Interest Expense                                              186               6
                                                                   -------         -------
                                    TOTAL INTEREST EXPENSE           2,262             887
                                                                   -------         -------

                                       NET INTEREST INCOME           3,103           2,285
PROVISION FOR LOAN LOSSES                                               10              25
                                                                   -------         -------
                                 NET INTEREST INCOME AFTER
                                 PROVISION FOR LOAN LOSSES           3,093           2,260
NONINTEREST INCOME
   Service Charges and Fees                                            373             209
   Gain on Sale of Loans                                                91              27
   Gain on Sale of Investment Securities Available for Sale             77               5
   Other Income                                                         25               4
                                                                   -------         -------
                                                                       566             245
NONINTEREST EXPENSE
   Salaries and Employee Benefits                                    1,322           1,144
   Occupancy - Note I                                                  301             233
   Furniture and Equipment                                             128              77
   Data Processing                                                     255             237
   Promotional                                                          61              64
   Legal and Accounting                                                228              91
   Office                                                              167             149
   Other Real Estate Owned                                              50               1
   Goodwill Amortization                                               132              70
   Other Expenses                                                      472             284
                                                                   -------         -------
                                                                     3,116           2,350
                                                                   -------         -------
                                INCOME BEFORE INCOME TAXES             543             155
Income Taxes - Note H                                                  284              95
                                                                   -------         -------
                                                NET INCOME         $   259         $    60
                                                                   =======         =======
Per Share Data - Note L:
   Net Loss - Basic                                                $ (0.04)        $ (0.15)

The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                   Common Stock                            Accumulated Deficit        Accumulated
                                               ----------------------                     -----------------------         Other
                                   Preferred   Number of                 Comprehensive                    Since       Comprehensive
                                     Stock       Shares        Amount       Income         Prior       July 1, 1997        Income
                                   ---------   ---------       ------    -------------     -----       ------------   --------------

 January 1, 1997                   $      --    585,197      $ 5,628                     $ (2,762)      $      --       $     (28)

Proceeds From Stock Offering           2,699    100,000          535
Cost of Stock Offering                                          (141)
Dividends - Preferred Stock                                                                                (155)
Common Stock Repurchased                         (8,144)         (51)
Redemption of Preferred Stock            (41)                                                                (6)
Recognition of Deferred Tax
   Assets Generated Prior to
   Quasi-Reorganization                                          250
     Comprehensive Income
Quasi-Reorganization -
   Note N                                                     (2,861)     $     11        2,850                              11
Net Income (Loss)                                                               60          (88)            148
Change in Unrecognized Gain
   of Securities Available for
   Sale                                                                         22                                           22
                                                                         ---------
          Comprehensive Income                                           $      93
                                                                         =========
                                   ---------  ---------      -------                   --------       ---------       ---------
 December 31, 1997                     2,658    677,052        3,360                         --             (13)              5

Dividends - Preferred Stock                                                                                (286)
Recognition of Deferred Tax
   Assets Generated Prior to
   Quasi-Reorganization                                          141
Common Stock Repurchased                        (12,501)         (78)
Exercise of Warrants                             50,000          250
     Comprehensive Income
Net Income                                                               $     259                          259
Change in Unrecognized Loss
   of Securities Available for
   Sale, net of Taxes of $21                                                   (36)                                         (36)
                                                                         ---------
          Comprehensive Income                                           $     223
                                                                         =========
                                   ---------  ---------      -------                   --------       ---------       ---------
   December 31, 1998               $   2,658    714,551      $ 3,673                   $     --       $     (40)      $     (31)
                                   =========  =========      =======                   ========       =========       =========




The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                                               1998              1997
                                                                             --------          --------
OPERATING ACTIVITIES
   Net Income                                                                $    259          $     60
   Adjustments to Reconcile Net Income to
      Net Cash Provided (Used) by Operating Activities:
         Depreciation and Amortization                                            255               153
         Provision for Loan Losses                                                 10                25
         Discount and Premium on Investment Securities                             66                22
         Gain on Sale of Investment Securities                                    (77)               (5)
         Gain on Loan Sales                                                       (91)              (27)
         Loans Originated for Sale                                             (1,178)             (354)
         Proceeds from Loan Sales                                               1,269               381
         Deferred Income Taxes                                                    236                95
         Other Items - Net                                                         79              (376)
                                                                             --------          --------
                    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              828               (26)

INVESTING ACTIVITIES
   Net Change in Interest-Bearing Deposits                                         --               396
   Purchases of Available-for-Sale Securities                                 (23,417)           (7,180)
   Proceeds from Sales of Available-for-Sale Securities                        13,124             1,349
   Proceeds from Maturities of Available-for-Sale Securities                    5,742             3,564
   Net Increase in Loans                                                      (15,559)           (7,151)
   Proceeds from Sale of Other Real Estate Owned                                  165                --
   Net Cash Used in Purchase of Marina Bank                                        --            (1,325)
   Purchases of Premises and Equipment                                            (54)             (255)
                                                                             --------          --------
                               NET CASH USED BY INVESTING ACTIVITIES          (19,999)          (10,602)

FINANCING ACTIVITIES
   Net Change in Demand Deposits and Savings Accounts                           3,613               432
   Net Change in Time Deposits                                                  9,713             3,249
   Net Increase in Other Borrowings                                             6,450             4,550
   Dividends Paid                                                                (286)             (155)
   Repurchase of Preferred and Common Stock                                       (78)              (98)
   Exercise of Warrants                                                           250                --
   Proceeds from Stock Offering - Net                                              --             3,093
                                                                             --------          --------
                           NET CASH PROVIDED BY FINANCING ACTIVITIES           19,662            11,071
                                                                             --------          --------

               INCREASE IN CASH AND CASH EQUIVALENTS                              491               443
                      CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            2,954             2,511
                                                                             --------          --------

                            CASH AND CASH EQUIVALENTS AT END OF YEAR         $  3,445          $  2,954
                                                                             ========          ========
Supplemental Disclosures of Cash Flow Information:
   Cash Paid During the Year for Interest                                    $  1,901          $    870
   Cash Paid During the Year for Income Taxes                                $    103          $      1


The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of First Coastal Bancshares (the "Company") and its wholly-owned subsidiary, First Coastal Bank, N.A. (the "Bank").

Nature of Operations

The Bank operates two branches in El Segundo and Marina del Rey, California. The Bank's primary source of revenue is providing loans to clients, who are predominately small and middle-market businesses and individuals.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks and federal funds sold. Cash flows from loans, deposits and federal funds sold are reported net.

The Company maintains amounts due from banks which exceed federally insured limits. The Company has not experienced any losses in such accounts.

Investment Securities Available for Sale

Available-for-sale securities consist of bonds, corporate notes and certain equity securities not classified as trading securities nor as held-to-maturity securities.

Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized.

Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES - CONTINUED

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs, allowance for loan losses, and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

For impairment recognized in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for loan losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for loan losses that otherwise would be reported.

Allowance for Loan Losses

The allowance for possible loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Quarterly detailed reviews are performed to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense. Loans identified as less than "acceptable" are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Additionally, management considers the inherent risk present in the "acceptable" portion of the loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost, or fair value minus estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES - CONTINUED

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisition transactions of the Company accounted for as purchases and is amortized over fifteen years. Goodwill is evaluated periodically for other than temporary impairment. Should such an assessment indicate that the undiscounted value of an intangible may be impaired, the net book value of the intangible would be written down to net estimated recoverable value.

Premises and Equipment

Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets, or life of the lease if shorter for leasehold improvements. Lives used for this purpose are as follows:

Leasehold Improvements                5-15 Years
Furniture, Fixtures and Equipment     3-10 Years

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Earnings Per Shares (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES - CONTINUED

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note J.

Disclosure About Fair Value of Financial Instruments

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Bank's estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying Notes.

Reclassifications

Certain reclassifications were made to prior year's presentation to conform to the current year. These classifications are of a normal recurring nature.

Current Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard is effective for 2000 and is not expected to have a material impact on the Bank's financial statements.

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE B - INVESTMENT SECURITIES

Debt and equity securities have been classified in the balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31 were as follows:

                                                          Gross           Gross
                                        Amortized      Unrealized      Unrealized          Fair
                                           Cost           Gains          Losses            Value
                                        ---------      ----------      ----------         --------
AVAILABLE-FOR-SALE SECURITIES
   DECEMBER 31, 1998:
      U.S. Treasury                     $    533        $     --         $     (7)        $    526
      Trust Preferred Securities           1,410              32               --            1,442
      Corporate Notes                      2,020               7              (23)           2,004
      Mortgage-Backed Securities          10,092               9              (70)          10,031
      Other                                  676              --               --              676
                                        --------        --------         --------         --------

                                        $ 14,731        $     48         $   (100)        $ 14,679
                                        ========        ========         ========         ========

AVAILABLE-FOR-SALE SECURITIES
   DECEMBER 31, 1997:
      U.S. Government and
         Agency Securities              $  4,139        $      1         $     (1)        $  4,139
      Mortgage-Backed Securities           5,870               7               (2)           5,875
      Federal Reserve Bank Stock             169              --               --              169
                                        --------        --------         --------         --------

                                        $ 10,178        $      8         $     (3)        $ 10,183
                                        ========        ========         ========         ========


Investment securities carried at $10,557 and $5,270 on December 31, 1998 and 1997, respectively, were pledged to secure short-term borrowings.

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE B - INVESTMENT SECURITIES - CONTINUED

The amortized cost and estimated fair value of all debt securities as of December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Amortized          Fair
                                                     Cost             Value
                                                   ---------        --------

Due from One Year to Five Years                    $    230         $    229
Over Five Years to Ten Years                          1,789            1,775
After Ten Years                                       1,944            1,968
Mortgage-Backed Securities                           10,092           10,031
Other                                                   676              676
                                                   --------         --------

                                                   $ 14,731         $ 14,679
                                                   ========         ========


NOTE C - LOANS

The Bank's loan portfolio consists primarily of loans to borrowers within Los Angeles county. The Bank has also purchased loans outstanding of $18,234, at December 31, 1998, secured by residential properties in Arizona, Maine and Iowa.

Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank's market area and, as a result, the Bank's loan and collateral portfolios are, to some degree, concentrated in those industries.

A summary of the changes in the allowance for loan losses as of December 31 follows:


                                                              1998             1997
                                                            --------         --------

Balance at Beginning of Year                                $    615         $    382
Additions to the Allowance Charged to Expense                     10               25
Recoveries on Loans Charged Off                                   82               38
Allowance on Loans Purchased from Marina Bank - Note M            --              376
                                                            --------         --------
                                                                 707              821
Less Loans Charged Off                                          (158)            (206)
                                                            --------         --------

                                                            $    549         $    615
                                                            ========         ========

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE C - LOANS - CONTINUED

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

                                                      1998          1997
                                                     ------        ------

Recorded Investment in Impaired Loans                $1,725        $1,443
                                                     ======        ======

Related Allowance for Loan Losses                    $   54        $  207
                                                     ======        ======

Average Recorded Investment in Impaired Loans        $1,346        $1,318
                                                     ======        ======

Interest Income Recognized for Cash Payments         $   68        $  130
                                                     ======        ======

Loans having carrying values of $165 and $197 were transferred to other real estate owned in 1998 and 1997, respectively and loans totaling $183 were made to facilitate the sale of other real estate owned in 1997.

In the ordinary course of business, the Bank has granted loans to certain executive officers, directors and employees with which they are associated. In the Bank's opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons.

The following is a summary of the activity in these loans:


                                     1998          1997
                                    -----         -----

Balance at Beginning of Year        $ 150         $ 187
Principal Repayments                 (147)         (187)
Advances                               --           150
                                    -----         -----
Balance at End of Year              $   3         $ 150
                                    =====         =====

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE D - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:


                                                        1998            1997
                                                      -------         -------

Leasehold Improvements                                $   775         $   770
Furniture, Fixtures, and Equipment                      1,100           1,057
                                                      -------         -------
                                                        1,875           1,827
Less Accumulated Depreciation and Amortization         (1,489)         (1,372)
                                                      -------         -------

                                                      $   386         $   455
                                                      =======         =======




NOTE E - DEPOSITS

At December 31, 1998, the scheduled maturities of time deposits are as follows:




Within One Year          $25,340
One to Five Years            886
                         -------

                         $26,226
                         =======


NOTE F - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 1998 are composed of the following advances:

               1998                               1997
---------------------------------   --------------------------------
  Maturity    Interest   Amount      Maturity   Interest   Amount
    Date        Rate                   Date       Rate
-----------  ---------  ---------   ---------- ---------- ----------
 2/19/99      5.21%     $  4,000     3/26/98     5.89%     $  3,586
 1/19/99      5.47%        6,000     3/1/98      5.95%          964
                        ---------                         ----------

                        $ 10,000                           $  4,550
                        =========                         ==========



These advances are secured by investment securities as discussed in Note B.

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE G - LONG-TERM DEBTS

On June 25, 1998, the Company borrowed $1,000 from a correspondent bank, through the issuance of a promissory note that matures on July 15, 2005. This loan requires quarterly payments of interest at prime plus 1.5% and $100 principal payments in 2001, 2002, 2003, and 2004 and the balance of $600 is due on July 15, 2005. This loan is secured by the common stock of the Bank, which is wholly owned by the Company.


NOTE H - INCOME TAXES

The provisions for income taxes included in the consolidated statements of operations consist of the following:

                  1998        1997
                  ----        ----
Current:
   Federal        $ 36        $ --
   State            12           1
                  ----        ----
                    48           1
Deferred           236          94
                  ----        ----

                  $284        $ 95
                  ====        ====



Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the potential deferred tax asset at December 31 relate to the following:

                                                                 1998          1997
                                                                -----         -----
Deferred Tax Assets:
   Allowance for Loan Losses Due to Tax Limitations             $  75         $ 128
   Net Loss Carryforwards                                         363           609
   Unrealized Loss on Investment Securities                        21            --
   Other Assets                                                    11            33
                                                                -----         -----
                                                                  470           770

Valuation Allowance                                                --          (222)

Deferred Tax Liabilities:
   Cash Basis Reporting for Tax Purposes                          (85)         (148)
   Premises and Equipment Due to Depreciation Difference           (8)           --
                                                                -----         -----
                                                                  (93)         (148)
                                                                -----         -----

Net Deferred Taxes                                              $ 377         $ 400
                                                                =====         =====

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE H - INCOME TAXES - CONTINUED

The valuation allowance relates to unrecognized tax benefits acquired from Marina Bank of $158 and unrecognized tax benefits present in the Company when it completed the quasi-reorganization. Accordingly, these benefits, when, and if, recognized will be credited to Goodwill for items related to Marina Bank and Common Stock for items related to the Company.

The Company adjusted the valuation allowance for $56 in 1998 and $97 in 1997 for items related to Marina Bank (credited to Goodwill) and $141 in 1998 and $250 in 1997 for items related to the Company (credited to Common Stock).

The Bank has net operating loss carryforwards of approximately $1,037 and $144 for federal income and state franchise tax purposes, respectively. Net operating loss carryforwards, to the extent not used, will expire in varying amounts through 2012.

Due to ownership changes that have occurred at the Bank, the net loss carryforwards reported, and the related deferred tax assets, have been reduced to those allowable under Internal Revenue Code Section 382.

A comparison of the federal statutory income tax rates to the Company's effective income tax rates follow:

                                                      1998                        1997
                                              ----------------------      ----------------------
                                              Amount        Rate           Amount        Rate
                                              --------    ----------      ---------    ---------

Federal Tax Rate                               $185           34.0%          $ 53        34.0%
California Franchise Taxes,
  Net of Federal Tax Benefit                     50            9.2             17        11.0
Change in Valuation Allowance                    --             --             27        17.4
Nondeductible Goodwill Amortization              45            8.3             24        15.5
Other Items - Net                                 4            0.8            (26)      (16.6)
                                               ----         ------           ----      ------

Company's Effective Rate                       $284           52.3%          $ 95        61.3%
                                               ====         ======           ====      ======


                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE I - COMMITMENTS AND CONTINGENCIES

The Bank leases its El Segundo facility from a partnership which includes a director of the Bank. The lease calls for monthly rental payments of $8, expires in 2003 and includes two five-year options to renew.

At December 31, 1998, approximate future minimum annual rental payments under noncancellable operating lease agreements are as follows:

                              El            Marina
                            Segundo        del Rey           Total
                            -------        -------           -----
             1999            $ 98            $ 70            $168
             2000              98              70             168
             2001              98              --              98
             2002              98              --              98
             2003              41              --              41
                             ----            ----            ----
    Total Minimum
Payments Required            $433            $140            $573
                             ====            ====            ====




Total rent expense included in the statements of operations is approximately $183 for 1998 and $139 for 1997.

In the normal course of business, the Bank enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit. Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position.

The Bank's exposure to credit loss in the event of nonperformance on commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

As of December 31, 1998, the Bank had commitments to extend credit of $3,500 whose contractual amount represents credit risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank is based on management's credit evaluation of the customer.

The Bank is involved in various litigation which has arisen in the ordinary course of its business. In the opinion of management, the disposition of such pending litigation will not have a material effect on the Bank's financial statements.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE J - STOCK OPTION PLAN

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation costs for this plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the impact would not have materially affected net income.

In 1996, the Bank adopted a stock option plan under which 85,000 of the common shares may be issued to directors, officers and key employees at not less than 100% of fair market value at the date the options are granted. Upon formation of the Company, this plan converted to the stock option plan of the Company.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk-free rates of 4.5% in 1998 and 5.8% in 1997, disregarding any volatility and expected lives of five years in each year. The weighted-average fair value of options granted during 1998 was $1.23 and $1.40 for 1997.

A summary of the status of the Bank's fixed stock option plan, retroactively adjusted for the stock split, as of December 31, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                                             1998                       1997
                                                   -----------------------    ------------------------
                                                                 Weighted                   Weighted
                                                                 Average                     Average
                                                                 Exercise                   Exercise
                                                    Shares        Price        Shares         Price
                                                   ---------     ---------    ----------    ----------
Outstanding at Beginning of Year                      5,000        $ 5.75            --      $     --
Granted                                              55,000          6.25         5,000          5.75
                                                   --------                   ---------
Outstanding at End of Year                           60,000          6.21         5,000          5.75
                                                   ========                   =========



The following table summarizes information about fixed options outstanding at December 31, 1998:


                                    Options Outstanding                       Options Exercisable
                      ------------------------------------------------    ----------------------------
                                         Weighted-          Weighted-                      Weighted-
                                          Average            Average                        Average
   Exercise             Number           Remaining          Exercise        Number          Exercise
     Price            Outstanding     Contractual Life        Price       Exercisable        Price
----------------      -----------     -----------------     ----------    ------------     -----------
     $5.75                 5,000         7.5 Years             $ 5.75           2,000         $  5.75
      6.25                55,000         9.0 Years               6.25          11,000            6.25
                      ----------                                           ----------
                          60,000         8.3 Years               6.21          13,000            6.08
                      ==========                                           ==========

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE J - STOCK OPTION PLAN - CONTINUED

Had the Bank determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Bank's net income would have been reduced to the following pro forma amount:

                                     1998                 1997
                                 --------             --------
Net Income:
   As Reported                   $    259             $     60
   Pro Forma                     $    244             $     59

Per Share Data:
   Net Income - Basic
      As Reported                $  (0.04)            $  (0.15)
      Pro Forma                  $  (0.06)            $  (0.15)




NOTE K - PREFERRED STOCK

During 1997, the Company issued 430,000 shares of Series A 10% Cumulative Convertible Preferred Stock. The Preferred Stock is perpetual in duration and is senior to the Common Stock with respect to dividends and upon liquidation, dissolution or winding-up. The liquidation preference is $6.75 per share, plus any dividends accrued and unpaid.

Holders of Preferred Stock have the right, at their option, to convert their shares of Preferred Stock into shares of Common Stock at an exchange ratio of one share of Common Stock per share of Preferred Stock. The Preferred Stock may be redeemed by the Company at a per share price of $6.89 until July 14, 2000, $6.82 until July 14, 2001 and $6.75 thereafter.

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE L - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income (loss) and shares outstanding to the income (loss) and the weighted-average number of shares used to compute EPS:

                                                         1998                          1997
                                              --------------------------    ------------------------
                                               Income         Shares         Income         Shares
                                              ----------    ------------    ----------    ----------

Net Income as Reported                        $    259             --       $     60             --
Shares Outstanding at Year End                      --        714,551             --        677,052
Impact of Weighting Shares
   Issued and/or Retired During the Year            --        (44,722)            --        (38,062)
Dividends on Preferred Stock                      (286)                         (155)            --
                                              --------       --------       --------       --------
                       Used in Basic EPS      $    (27)       669,829       $    (95)       638,990
                                              ========       ========       ========       ========



The effect of outstanding warrants, options and conversion features of the preferred stock were not included as their effect would be antidilutive due to the loss used for basic EPS.


NOTE M - MERGER WITH MARINA BANK

On June 26, 1997, the Company acquired 100% of the outstanding common stock of Marina Bank (MB) for approximately $4,126 in cash (including transaction costs). MB had total assets of approximately $20,864. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. "Business Combinations." Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date, which were not materially different from their book values. The financial statements include the operations of MB from the date of the acquisition. Goodwill arising from the transaction totaled approximately $2,083 and is being amortized over fifteen years on a straight-line basis.

The following table sets forth selected unaudited pro forma combined financial information of the Company and MB for the year ended December 31, 1997. The pro forma operating data reflects the effect of the acquisition of MB as if it was consummated at the beginning of each year presented. The pro forma results are not necessarily indicative of the results that would have occurred had the acquisition been in effect for the full years presented, nor are they necessarily indicative of the results of future operations.

                                        1997
                                     -------

Interest and Noninterest Income      $ 4,472
Net Loss                             $  (523)
Net Loss Per Share - Basic           $  (.26)

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE M - MERGER WITH MARINA BANK - CONTINUED

These proforma disclosures include adjustment to interest income from the payment of the purchase price in cash, goodwill amortization and adjustments to net income per share to reflect the issuance of preferred and common stock to fund the purchase. No adjustments have been reflected in these amounts for the expected cost savings to be derived from this merger.


NOTE N - QUASI-REORGANIZATION AND HOLDING COMPANY FORMATION

With the consent of the Office of the Comptroller of the Currency (the "OCC") and the Company's shareholders, the Company adjusted its capital accounts through a quasi-reorganization. As of July 1, 1997, the Company eliminated its accumulated deficit and unrecognized loss on available for sale securities through a reduction of its capital account by the same amount.

The results of operations of the Company for the periods before and after the quasi-reorganization are summarized as follows:

                                                               Unaudited
                                        --------------------------------------------------------
                                        January 1, 1997       July 1, 1997          For The
                                             through             through         Year Ended
                                          June 30, 1997     December 31, 1997  December 31, 1997
                                        ---------------     -----------------  ------------------

Interest Income                              $ 1,127             $ 2,045            $ 3,172
Interest Expense                                 293                 594                887
                                             -------             -------            -------

Net Interest Income                              834               1,451              2,285
Provision for Loan Losses                         25                  --                 25
                                             -------             -------            -------

Net Interest Income After
   Provision for Loan Losses                     809               1,451              2,260
Noninterest Income                                70                 175                245
Noninterest Expenses                             966               1,384              2,350
                                             -------             -------            -------

Income (Loss) Before Income Taxes                (87)                242                155

Income Tax Provision                               1                  94                 95
                                             -------             -------            -------

Net Income (Loss)                            $   (88)            $   148            $    60
                                             =======             =======            =======

EPS - Basic                                  $ (0.15)            $    --            $ (0.15)

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE N - QUASI-REORGANIZATION AND HOLDING COMPANY FORMATION - CONTINUED

On June 24, 1997, the shareholders of First Coastal Bank, N.A. exchanged their outstanding common and preferred stock for 430,000 shares of preferred stock and 685,196 shares of common stock of First Coastal Bancshares, a newly formed bank holding company. There was no change in ownership and no cash involved in this transaction. The transaction was accounted for as a pooling of interest and the consolidated financial statements contained herein have been restated to give full affect to this reorganization.


NOTE O - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

First Coastal Bancshares operates First Coastal Bank, N.A. The earnings of the subsidiary are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented below:


                            CONDENSED BALANCE SHEETS

                                                                         December 31,
                                                                    ------------------------
                                                                    1998               1997
                                                                    ------            ------
ASSETS:
   Cash                                                             $   57            $  163
   Investment in First Coastal Bank, N.A                             6,183             5,817
   Loan to First Coastal Bank, N.A                                   1,000                --
   Other Assets                                                         91               101
                                                                    ------            ------

                                                                    $7,331            $6,081
                                                                    ======            ======

LIABILITIES:
   Long-Term Debt                                                   $1,000            $   --
   Other Liabilities                                                    71                71
                                                                    ------            ------
                                       TOTAL LIABILITIES             1,071                71

                                    SHAREHOLDERS' EQUITY             6,260             6,010
                                                                    ------            ------

                                                                    $7,331            $6,081
                                                                    ======            ======

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE O - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - CONTINUED


                         CONDENSED STATEMENTS OF INCOME

                                                                 Year Ended       Period Ended
                                                                December 31,      December 31,
                                                                    1998             1997
                                                                ------------     -------------
INCOME:
   Dividends from Subsidiary                                        $274            $149
                                                                    ----            ----
                                            TOTAL INCOME             274             149
EXPENSES:
   Other                                                              24               3
                                                                    ----            ----

                                          TOTAL EXPENSES              24               3
                                                                    ----            ----

                                 INCOME BEFORE EQUITY IN
                                    UNDISTRIBUTED INCOME
                                           OF SUBSIDIARY             250             146

                                 EQUITY IN UNDISTRIBUTED
                                    INCOME OF SUBSIDIARY               9               2
                                                                    ----            ----

                                              NET INCOME            $259            $148
                                                                    ====            ====

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE O - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - CONTINUED


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                              Year Ended        Period Ended
                                                                              December 31,       December 31,
                                                                                 1998                1997
                                                                            --------------      --------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:
   Net Income                                                                    $   259             $   148
   Noncash Items Included in Net Income:
      Equity in Income of Subsidiary                                                (283)               (151)
      Change in Other Assets and Liabilities                                           8                 (36)
                                                                                 -------             -------
                                           NET CASH USED
                                 IN OPERATING ACTIVITIES                             (16)                (39)
CASH FLOWS FROM
   INVESTING ACTIVITY:
   Long-Term Loan made to Subsidiary                                              (1,000)                 --
   Dividends and Capital Infusion Received from Subsidiary                           274                 384
                                                                                 -------             -------
                                NET CASH (USED) PROVIDED
                                 BY INVESTING ACTIVITIES                            (726)                384
CASH FLOWS FROM
   FINANCING ACTIVITIES:
   Proceeds from Issuance of Long-Term Debt                                        1,000                  --
   Repurchase of Preferred and Common Stock                                          (78)                (98)
   Dividends Paid                                                                   (286)                (84)
                                                                                 -------             -------
                                 NET CASH PROVIDED (USED)
                                 IN FINANCING ACTIVITIES                             636                (182)
                                                                                 -------             -------

                              NET (DECREASE) INCREASE IN
                               CASH AND CASH EQUIVALENTS                            (106)                163

                              CASH AND CASH EQUIVALENTS,
                                    AT BEGINNING OF YEAR                             163                  --
                                                                                 -------             -------

                               CASH AND CASH EQUIVALENTS
                                       AT ENDING OF YEAR                         $    57             $   163
                                                                                 =======             =======


                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business, and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash and due from banks, federal funds sold and interest-bearing deposits, are considered to approximate fair value due to the short-term nature of these financial instruments. The fair values of investment securities available for sale are generally based on quoted market prices. The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

Financial Liabilities

The carrying amounts of deposit liabilities payable on demand and other borrowed funds are considered to approximate fair value due to the short-term nature of these financial instruments. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using rates currently offered for deposits of similar remaining maturities. The carrying amount of long-term debt with variable interest rates is considered to approximate fair value due to the repricing components of the variable rate feature.

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments are not material.

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair value of financial instruments at December 31 are summarized as follows:

                                                   1998                             1997
                                      --------------------------       --------------------------
                                      Carrying          Fair           Carrying            Fair
                                        Value           Value            Value             Value
                                      ----------      ----------       ----------       ----------
Financial Assets:
   Cash and Due From Banks            $ 2,745            $ 2,745       $ 2,629            $ 2,629
   Federal Funds Sold                 $   700            $   700       $   325            $   325
   Investment Securities              $14,679            $14,679       $10,183            $10,183
   Loans                              $54,614            $55,382       $39,230            $39,277

Financial Liabilities:
   Deposits                           $58,591            $58,591       $45,265            $45,271
   Other Borrowings                   $11,000            $11,000       $ 4,550            $ 4,550



NOTE Q - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE Q - REGULATORY MATTERS - CONTINUED

As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios:

                                                                                  Amount of Capital Required
                                                                          ------------------------------------------
                                                                          To Be Adequately          To Be Well-
                                                           Actual           Capitalized             Capitalized
                                                  ----------------------  -----------------    ---------------------
                                                    Amount        Ratio    Amount    Ratio      Amount         Ratio
                                                  ---------     --------  --------   -------   --------      -------
AS OF DECEMBER 31, 1998:
      Total Capital (to Risk-Weighted Assets)       $5,736        11.2%    $4,106      8.0%     $5,133        10.0%
      Tier 1 Capital (to Risk-Weighted Assets)      $4,247         8.3%    $2,053      4.0%     $3,080         6.0%
      Tier 1 Capital (to Average Assets)            $4,247         5.4%    $3,131      4.0%     $3,914         5.0%

AS OF DECEMBER 31, 1997:
      Total Capital (to Risk-Weighted Assets)       $4,372        10.8%    $3,240      8.0%     $4,050        10.0%
      Tier 1 Capital (to Risk-Weighted Assets)      $3,864         9.5%    $1,620      4.0%     $2,430         6.0%
      Tier 1 Capital (to Average Assets)            $3,864         7.8%    $1,994      4.0%     $2,493         5.0%



The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively. It's total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 9.8% and 5.9%, respectively, at December 31, 1998.

The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by national banks that exceed the net income (as defined) for the current year plus retained net income for the preceding two years must be approved by the OCC. The Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.

Banking regulations require that all banks maintain a percentage of their deposits in cash or as reserves at the Federal Reserve Bank. These reserve requirements were approximately $860 and $770 at December 31, 1998 and 1997, respectively.

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE R - RELATED PARTY TRANSACTIONS

The Company's largest shareholder is California Community LLC which owns approximately 72% of the outstanding common stock at December 31, 1998. In addition, California Community LLC has warrants to purchase 175,000 shares of common stock at $5.00 per share. These warrants expire on May 31, 1999. The President and Chief Executive Officer of the Company is also the Chief Executive Officer and Manager of California Community LLC. Several of the Company's other Directors also have ownership interests in California Community LLC.

The Bank has engaged DataTech Management, Inc. to provide loan servicing and computer hardware and software maintenance services. During 1998 and 1997, the Bank paid $137 and $33, respectively, for such services. Two of the Company's executive officers and directors own DataTech Management, Inc.

One of the Company's directors owns a 25% interest in the lessor of the headquarters and main branch of the Bank. During 1997, the monthly rental expense for this property was $8. See Note I for additional information on the commitment to this lease.


NOTE S - REVERSE STOCK SPLIT

The Company's shareholders approved a one-for-five reverse split of its common stock effective November 24, 1998. All per share data in these financial statements and notes has been adjusted for this split.


NOTE T - SUBSEQUENT EVENTS

On March 8, 1999, the Bank acquired 100% of the outstanding common stock of American Independent Bank, N.A. (AIB) for approximately $6,500 in cash. AIB had total assets of approximately $38,000. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The financial statements will include the operations of AIB from the date of the acquisition. Goodwill arising from the transaction is approximately $3,700 and will be amortized over fifteen years on a straight-line basis.

On March 3, 1999, the Company completed a public secondary capital offering for 330,000 shares of its common stock and $6,600 of 11 7/8% cumulative preferred securities issued by a wholly-owned subsidiary, First Coastal Capital Trust. Net proceeds from this offering were approximately $8,000, net of underwriting commissions and professional fees of $700. The Company also capitalized approximately $1,000 in costs associated with the origination of the preferred securities, these costs will be amortized over the estimated life of the securities on a straight-line basis.

                     FIRST COASTAL BANCSHARES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



NOTE T - SUBSEQUENT EVENTS - CONTINUED


The following table sets forth selected unaudited pro forma combined financial information of the Bank and AIB for the years ended December 31, 1998 and 1997. The pro forma operating data reflects the effect of the acquisition of AIB as if it was consummated at the beginning of each year presented. The pro forma results are not necessarily indicative of the results that would have occurred had the acquisition been in effect for the full years presented, nor are they necessarily indicative of the results of future operations.

                                       1998          1997
                                     -------       -------

Interest and Noninterest Income      $ 9,573       $ 6,835
Net Income                           $   133       $   115
Loss per Share - Basic               $ (0.23)      $ (0.06)



These pro forma disclosures include only adjustment for goodwill amortization. No adjustments have been reflected in these amounts for the expected cost savings to be derived from this merger and the impact of the secondary offering completed in 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST COASTAL BANCSHARES

                                  By: /s/ Don M. Griffith
                                      ------------------------------------------
                                                Don M. Griffith
                                  Chief Executive Officer, Chairman and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated:


Signature                                    Title                            Date
---------                                    -----                            ----

/s/ Deborah A. Marsten                 Chief Financial Officer,            May 10, 1999
--------------------------------       Secretary and Director
Deborah A. Marsten

/s/ Charles E. Brooks                  Vice Chairman                       May 10, 1999
--------------------------------       Director
Charles E. Brooks

/s/ Paul M. Deters                     Director                            May 10, 1999
--------------------------------
Paul M. Deters

/s/ Clifford J. Einstein               Director                            May 10, 1999
---------------------------------
Clifford J. Einstein

/s/ Charles R. Fullerton               Director                            May 10, 1999
--------------------------------
Charles R. Fullerton

/s/ Carole J. LaCabe                   Director                            May 10, 1999
--------------------------------
Carole J. LaCabe

/s/ Joseph H. Wender                   Director                            May 10, 1999
--------------------------------
Joseph H. Wender
