Form 10QSB
period 1999-03-31
FIRST COASTAL BANCSHARES
filed 1999-05-17
CIK 1073932

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from___________________

                        Commission file number: 333-68207

                            FIRST COASTAL BANCSHARES

          CALIFORNIA                                        NO. 95-4693574
(State or other jurisdiction                                (IRS Employer
      of incorporation)                                   Identification No.)

                  275 Main Street, El Segundo, California 90245
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (310) 322-2222

                                 Not applicable
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On May 7, 1999, there were 1,232,138 shares of First Coastal Bancshares Common Stock outstanding.

                            FIRST COASTAL BANCSHARES
                                 MARCH 31, 1999


                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                          PAGE
Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets at March 31, 1999 and
               December 31, 1998.................................................          3
         Condensed Consolidated Statements of Income for the three
               months ended March 31, 1999 and 1998..............................          4
         Condensed Consolidated Statements of Changes in Shareholders' Equity from
               January 1, 1998 through March 31, 1999............................          5
         Condensed Consolidated Statements of Cash Flows for the three
               months ended March 31, 1999 and 1998..............................          6
         Notes to Consolidated Financial Statements.............................         7 - 8
Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations....................................................      9 - 13

                          PART II - OTHER INFORMATION


Item 1 - Legal Proceedings........................................................        14
Item 2 - Changes in Securities....................................................        14
Item 3 - Defaults upon Senior Securities..........................................        14
Item 4 - Submission of Matters to a Vote of Security Holders......................        14
Item 5 - Other Information........................................................        14
Item 6 - Exhibits and Reports on Form 8-K.........................................        14


ITEM 1. FINANCIAL STATEMENTS


                          FIRST COASTAL BANCSHARES AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED - DOLLAR AMOUNTS IN THOUSANDS)

                                                                         March 31,          December 31,
                                                                           1999               1998
                                                                         ---------          ---------
Cash and Due From Bank                                                   $   8,641          $   2,745
Short Term Investments                                                       8,049                700
                                                                         ---------          ---------
         Cash and Cash Equivalents                                          16,690              3,445

Investment Securities, net                                                  17,980             14,679

Loans                                                                       70,874             55,163
Allowance for Loan Losses                                                     (901)              (549)
                                                                         ---------          ---------

              NET LOANS                                                     69,973             54,614

Premises and Equipment, net                                                    683                386
Other Real Estate Owned, net                                                   109                116
Goodwill, net                                                                5,480              1,770
Accrued Interest and Other Assets                                            2,865              1,725
                                                                         ---------          ---------

                                                                         $ 113,780          $  76,735
                                                                         =========          =========


Noninterest-Bearing Deposits                                             $  31,561          $  14,474
Interest-Bearing Deposits                                                   65,823             44,117
                                                                         ---------          ---------

              TOTAL DEPOSITS                                                97,384             58,591

Other Borrowings                                                             1,000             11,000
Company Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiary Trust Holding Solely Junior
   Subordinated Debentures                                                   6,600                 --
Accrued Interest and Other Liabilities                                         660                884
                                                                         ---------          ---------

              TOTAL LIABILITIES                                            105,644             70,475

Preferred Stock                                                              1,993              2,658
Common Shares                                                                6,528              3,673
Accumulated Deficit                                                           (261)               (40)
Accumulated Other Comprehensive Income                                        (124)               (31)
                                                                         ---------          ---------

                                      TOTAL SHAREHOLDERS' EQUITY             8,136              6,260
                                                                         ---------          ---------

                                                                         $ 113,780          $  76,735
                                                                         =========          =========




               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                   FIRST COASTAL BANCSHARES AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        (UNAUDITED - DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     For the Three Months Ended
                                            March 31,
                                     ------------------------
                                       1999             1998
                                     -------          -------
Interest Income                      $ 1,593          $ 1,219
Interest Expense                         696              482
                                     -------          -------

         Net Interest Income             897              737

Provision for Loan Losses                 --               10
                                     -------          -------

   Net Interest Income after
   Provision for Loan Losses             897              727

Noninterest Income                       140              133
Noninterest Expense                    1,157              722
                                     -------          -------

         (Loss) Income before Taxes     (120)             138

Income Taxes                             (27)              70
                                     -------          -------

                  Net Income         $   (93)         $    68
                                     =======          =======

Per Share Data:
   Net Loss - Basic                  $  (.26)         $  (.01)
   Net Loss - Diluted                $  (.26)         $  (.01)



               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (UNAUDITED - DOLLAR AMOUNTS IN THOUSANDS)


                                                                                                   Accumulated
                                                                                                      Other
                                      Preferred                 Comprehensive     Accumulated     Comprehensive
                                        Stock        Amount       Income            Deficit           Income              Total
                                     -----------  -----------   -------------     -----------     --------------       -----------

 JANUARY 1, 1998                         $2,658       $3,360                         $ (13)            $   5             $6,010

Dividends - Preferred Stock                                                           (286)                                (286)
Common Stock Repurchased                                 (78)                                                               (78)
Exercise of Warrants                                     250                                                                250
Recognition of Deferred Tax
   Assets Generated Prior to
   Quasi-Reorganization                                  141                                                                141
       COMPREHENSIVE INCOME
Net Income                                                          $259               259                                  259
Change in Unrecognized Loss
   of Securities Available for
   Sale, net of taxes of $21                                         (36)                                (36)               (36)
                                                                    ----
              COMPREHENSIVE INCOME                                  $223
                                                                    ====

                                         -------      -------                        -----              -----            ------
                 DECEMBER 31, 1998        2,658        3,673                           (40)              (31)             6,260

Proceeds from Stock Offering                           1,901                                                              1,901
Redemption of Preferred Stock              (586)                                       (57)                                (643)
Conversion of Preferred to
     Common Stock                           (79)          79                                                                  -
Dividends - Preferred Stock                                                            (71)                                 (71)
Exercise of Warrants                                     875                                                                875
       COMPREHENSIVE INCOME
Net Loss                                                            $(93)              (93)                                 (93)
Change in Unrecognized Loss
   of Securities Available for
   Sale, net of Taxes of $65                                         (93)                                (93)               (93)
                                                                   -----
                COMPREHENSIVE LOSS                                 $(186)
                                                                   =====

                                         -------      -------                        -----             -----             ------
                    MARCH 31, 1999       $1,993       $6,528                         $(261)            $(124)            $8,136
                                         =======      =======                        =====             =====             ======




               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (UNAUDITED - DOLLAR AMOUNTS IN THOUSANDS)


                                                                   For the Three Months Ended
                                                                          March 31,
                                                                   --------------------------
                                                                     1999              1998
                                                                   --------          --------
OPERATING ACTIVITIES
   Net (Loss) Income                                               $    (93)         $     68
   Adjustments to Reconcile Net (Loss) Income to
      Net Cash Used by Operating Activities:
         Depreciation and Amortization                                   98                93
         Provision for Loan Losses                                       --                10
         Other Items - Net                                             (300)             (387)
                                                                   --------          --------
                    NET CASH USED BY
                    OPERATING ACTIVITIES                               (295)             (216)

INVESTING ACTIVITIES
   Purchases of Investment Securities                                (1,462)           (7,982)
   Sale and Maturities of Investment Securities                       1,434             3,675
   Net Cash and Cash Equivalents from AIB Acquisition                 8,600                --
   Net Change in Loans                                                3,186            (5,501)
   Purchase of Premises and Equipment                                    (6)              (22)
                                                                   --------          --------
                    NET CASH PROVIDED (USED)
                    BY INVESTING ACTIVITIES                          11,752            (9,830)

FINANCING ACTIVITIES
   Net Change in Deposits                                             4,144            21,421
   Net Change in Other Borrowings                                   (10,000)           (4,550)
   Trust Preferred Securities, net of costs                           5,582                --
   Proceeds from Supplemental Stock Offering, net of costs            1,901                --
   Proceeds from Exercise of Warrants                                   875                --
   Redemption of Stock                                                 (643)               (9)
   Dividends                                                            (71)              (71)
                                                                   --------          --------
                    NET CASH PROVIDED
                    BY FINANCING ACTIVITIES                           1,788            16,791
                                                                   --------          --------

                    INCREASE IN CASH
                    AND CASH EQUIVALENTS                             13,245             6,745

Cash and Cash Equivalents at Beginning of Period                      3,445             2,954
                                                                   --------          --------

                    CASH AND CASH EQUIVALENTS
                    AT END OF PERIOD                               $ 16,690          $  9,699
                                                                   ========          ========



               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATION

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company's Form 10-KSB filed on May 10, 1999 and Form SB-2 filed on February 12, 1999.

The consolidated financial statements include First Coastal Bancshares and its wholly owned subsidiaries, First Coastal Bank, N.A. (the "Bank") and First Coastal Capital Trust.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month period ended March 31, 1999 and 1998, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Some matters discussed in this Form 10-QSB may be "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements. These statements generally appear with words such as "anticipate," "believe," "estimate," "may," "intend," and "expect."


NOTE 2 - ACQUISITION OF AMERICAN INDEPENDENT BANK, N.A. ("AIB")

On March 8, 1999, the Bank acquired 100% of the outstanding common stock of American Independent Bank, N.A. (AIB) for approximately $6.5 million in cash. AIB had total assets of approximately $38 million on March 8, 1999. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No, 16. "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets, deposits and liabilities assumed based on their fair values as of the acquisition date, which were not materially different from their book values. The financial statements include the operations of AIB from the date of the acquisition. Goodwill arising from the transaction totaled approximately $3.7 million and is being amortized over fifteen years on a straight-line basis.

The following table sets forth selected pro forma unaudited combined financial results of the Company and AIB. The pro forma operating data reflects the effect of the acquisition of AIB as if it was consummated at the beginning of each period presented. The pro forma results are not indicative of the results that would have occurred had the acquisition been in effect for the full periods presented, nor are they indicative of the results of future operations.

                                                      Three Months Ended
                                                            March 31,
                                                    ------------------------
                                                      1999             1998
                                                    -------          -------
Interest and Noninterest Income:
     The Company                                    $ 1,733          $ 1,352
     AIB - Pre-Merger                                   637              865
                                                    -------          -------
      Total                                         $ 2,370          $ 2,217
                                                    =======          =======
Net (Loss) Income:
     The Company                                    $   (93)         $    68
     AIB - Pre-Merger                                  (505)              (2)
     Interest Costs - Pro Forma, net of Tax             (50)             (73)
     Goodwill Amortization- Pro Forma                   (42)             (63)
                                                    -------          -------
      Total                                         $  (690)         $   (70)
                                                    =======          =======

Per Share Data:
     Basic                                          $ (0.99)         $ (0.21)
     Diluted                                        $ (0.99)         $ (0.21)


These pro forma disclosures include adjustment to interest expense from the funds borrowed to fund a portion of the purchase as well as adjustments to per share data to reflect the issuance of common stock to fund the balance of the purchase. No adjustments have been reflected in these amounts for the anticipated cost savings to be derived from this merger.

NOTE 3 - EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." Accordingly, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options and the number of shares issuable upon the assumed conversion of the convertible preferred stock. These items were anti-dilutive for the periods reported and therefore dilutive earnings per shares is reported as the same as basic earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INCOME SUMMARY

For the three months ended March 31, 1999, the Company reported a net loss of $93,000, or $(0.26) basic loss per share compared to a net income of $68,000, or $ (.01) basic loss per share for the same three month period in 1998. The annualized return on average assets was (0.42)% for 1999 compared to 0.41% for 1998. Annualized return on average shareholders' equity for 1999 and 1998 was (5.17)% and 4.52%, respectively.


NET INTEREST INCOME

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceeds the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the "interest rate spread") between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $897,000 for the quarter ended March 31, 1999, compared to $737,000 for the quarter ended March 31, 1998.

The following table sets forth the components of net interest income, average earning assets and net interest margin:

                                   Three Months Ended
                                        March 31,               Year Ended
                                ------------------------        December 31,
                                  1999             1998             1998
                                -------          -------          -------
Interest Income                 $ 1,593          $ 1,219          $ 5,365
Interest Expense                    696              482            2,262
                                -------          -------          -------

    Net Interest Income         $   897          $   737          $ 3,103
                                =======          =======          =======

Average Earning Assets          $79,971          $58,900          $66,796
Net Interest Margin(1)             4.49%            5.01%            4.65%




The net interest margin declined in the first quarter of 1999 compared to the same quarter in 1998 due to the 75 basis point decline in the prime rate during the fourth quarter of 1998. The majority of the Bank's loans and its investments in federal funds sold reprice daily with changes in the prime rate.



(1)  Amounts for interim periods are presented on an annualized basis.

Deposits generally reprice at a slower pace, therefore reducing the net interest margin. Further contributing to the decrease in net interest margin was the interest expense relating to the recently issued $6.6 million in Preferred Securities.

The prime rate was 8.50% for the first nine months of 1998, and then experienced 25 basis point declines in September, October and November to end the year at 7.75%. No change has occurred since November 16, 1998.

PROVISION FOR LOAN LOSSES

The Company made no contribution to the allowance for loan losses in the first quarter of 1999. Management believes that the allowance, which stands at 1.3% of total loans at March 31, 1999, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter ended March 31, 1999 and 1998 are as follows (dollar amounts in thousands):

                                                 Quarter Ended
                                                   March 31,
                                              --------------------
                                              1999           1998
                                              -----          -----
Allowance, Beginning of Quarter               $ 549          $ 615
Provision for Loan Losses                        --             10
Loans Charged Off - net of Recoveries           (50)           (23)
Allowance from AIB Acquisition                  402             --
                                              -----          -----

Allowance, End of Quarter                     $ 901          $ 602
                                              =====          =====



NON INTEREST INCOME

Non Interest Income represents deposit account service charges and other types of non-loan related fee income. Non-interest income for the quarter ended March 31, 1999 totaled $140,000 compared to $133,000 for the same period ended 1998. This represents an increase of $7,000. The increase is primarily the result of an additional $50,000 in noninterest income related to operations of the AIB branches after the acquisition on March 8, 1999 and a reduction in the gain on sale of loans of $28,000 in 1998.

NON INTEREST EXPENSE

Non Interest Expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Non interest expense for the quarter ended March 31, 1999 totaled $1,157,000 compared to $722,000 for the same period during 1998. Salary and Employee Benefits increased $150,000 through internal growth of the Company and the addition of personnel from the acquisition of AIB. Additionally, the Company experienced a $25,000 increase in advertising, a $48,000 increase in professional fees related to operational audits and Y2K costs, an increase of $50,000 in other costs related to non-capitalizable merger related costs, an increase of $20,000 in goodwill amortization as a result of the acquisition of AIB and a $78,000 write-down in the carrying value of its OREO and related expenses.

INCOME TAXES

The Company's income tax benefit for the first quarter of 1999 was $(27,000), resulting in an effective rate of 41.0% on loss before taxes and goodwill amortization. The tax provision for the first quarter of 1998 was $70,000, resulting in an effective rate of 41.0% on income before taxes and goodwill amortization.

BALANCE SHEET ANALYSIS

Total assets at March 31, 1999 totaled $113.8 million, up 48% from the $76.7 million reported at December 31, 1998. This increase was primarily the result of the acquisition of AIB, which had total assets of $38 million at the acquisition date on March 8, 1999. To fund this increase, the Company increased shareholders' equity by $1.9 million through a supplemental stock offering and issued $6.6 million in Trust Preferred Securities.

ASSET QUALITY

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)


                                                               March 31,
                                                          ------------------      December 31,
                                                          1999          1998          1998
                                                          ----          ----          ----
Loans 90 day past due and still accruing                  $ 45          $334          $  8
Loans on nonaccrual                                        604            93           726
                                                          ----          ----          ----
      Nonperforming Loans                                  649           427           734
Other real estate owned                                    109           379           116
                                                          ----          ----          ----
      Nonperforming Assets                                $758          $806          $850
                                                          ====          ====          ====

Nonperforming loans as a percent of total loans           0.92%         0.95%         1.33%
Allowance for loan losses as a percent
     of nonperforming loans                             138.83%       140.98%        74.80%
Nonperforming assets as a percent of total assets         0.67%         1.10%         1.11%



The primary ratios of loan quality have improved in the first quarter of 1999. Nonperforming loans as a percent of total loans declined to 0.92% at March 31, 1999, compared to 1.33% at December 31, 1998. This decline was the result of the pay-off of two large nonaccrual loans (approximately $550,000), increased by the nonaccrual loans acquired in the AIB acquisition. Likewise, the allowance for loan losses as a percent of nonperforming loans increased to 138.83% at March 31, 1999, up from 74.80% at December 31, 1998. A portion of this increase is attributable to the acquisition of the loan portfolio and related allowance for loan losses from AIB.

TRUST PREFERRED SECURITIES

During the first quarter of 1999 the Company completed an offering of $6.6 million in 11 7/8% Cumulative Preferred Securities through a wholly-owned subsidiary, First Coastal Capital Trust. Under generally accepted accounting policies, the securities are reported as liabilities of the Company. The interest payments are reported as interest expense and the amortization of the related costs of the offering ($1.0 million) are reported as other non-interest expense. The Trust Preferred Securities mature on December 31, 2028.




CAPITAL

Total shareholders' equity at March 31, 1999 totaled $8.1 million, which represented a 12.3% increase from $6.3 million at December 31, 1998. This increase was primarily attributable to the supplemental stock offering completed in March 1999.

The Bank maintains capital ratios above the Federal regulatory guidelines for a "well-capitalized" bank. The ratios are as follows:



                                             Regulatory minimum
                                                 ratio for          March 31,       December 31,
                                             "well-capitalized"       1999              1998
                                             -------------------    ---------      -------------
Tier 1 Capital (to Average Assets)                    5.00%            8.29%            5.39%
Tier 1 Capital (to Risk Weighted Assets)              6.00%            9.97%            8.27%
Total Capital (to Risk Weighted Assets)              10.00%           12.02%           11.17%



The Company's ratios at March 31, 1999 were 5.87% for Tier 1 capital to average assets, 6.64% for Tier 1 capital to risk-weighted assets and 14.11% for Total capital to risk-weighted assets.


LIQUIDITY

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.

YEAR 2000 COMPLIANCE

The Company has completed the Assessment phase of the Year 2000 Compliance, as defined under FFIEC guidelines, and is currently in the Renovation and Validation phases. A few of its computer software applications were modified or replaced in order to maintain their functionality as the year 2000 approaches. A comprehensive plan was developed and all system conversions and testing were substantially completed as of December 31, 1998. The Company estimates its total costs over the three-year period 1998 - 2000 will be approximately $136,000, of which $107,000 has been incurred through March 31, 1999. None of these costs, however, are expected to materially impact the results of operations in any one reporting period. The Company believes that its plans for dealing with the year 2000 issue will result in timely and adequate modifications of its systems and technology.

Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the year 2000 issue is addressed by governmental agencies, businesses, and other entities who provide data to, or receive data from the Bank or whose financial condition or operational capability is important to the Company such as suppliers or customers. Communications with significant customers and vendors have been initiated to determine the extent of risk created by those third parties' failure to remediate their own year 2000 issues. However, it is not possible, at present, to determine the financial effect if significant customer and/or vendor remediation efforts are not resolved in a timely manner.

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings

        Due to the nature of the banking business, the Company is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business.

      Item 2 - Changes in Securities

               None

      Item 3 - Defaults upon Senior Securities

               None

      Item 4 - Submission of Matters to a Vote of Security Holders

               None

      Item 5 - Other Items

               None

      Item 6 - Exhibits and Reports on Form 8-K

      A)       Financial Data Schedule - Exhibit 27

      B)       Reports on Form 8-K

               None

 SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST COASTAL BANCSHARES


Date:   May 14, 1999                    /s/ DON M. GRIFFITH
                                       ----------------------------------
                                       Don M. Griffith
                                       Chief Executive Officer,
                                       Chairman and Director


Date:   May 14, 1999                    /s/ DEBORAH A. MARSTEN
                                       ----------------------------------
                                       Deborah A. Marsten
                                       Chief Financial Officer,
                                       Secretary and Director