Form 10QSB
period 1999-06-30
FIRST COASTAL BANCSHARES
filed 1999-08-13
CIK 1073932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from Commission file number: 333–68207 FIRST COASTAL BANCSHARES

CALIFORNIA	NO. 95–4693574
(State of other jurisdiction of incorporation)	(IRS Employer Identification No.)

275 Main Street, El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 322–2222

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

On August 2, 1999, there were 1,250,241 shares of First Coastal Bancshares Common Stock outstanding.

First Coastal Bancshares June 30, 1999

INDEX

PART I – FINANCIAL INFORMATION

		PAGE
Item 1–	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 1999 and
	December 31, 1998	3
	Condensed Consolidated Statements of Income for the three
	months and six months ended June 30, 1999 and 1998	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity
	from January 1, 1998 through June 30, 1999	5
	Condensed Consolidated Statements of Cash Flows for the six
	months ended June 30, 1999 and 1998	6
	Notes to Consolidated Financial Statements	7–8
Item 2–	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	9–13

PART II – OTHER INFORMATION

Item 1– Legal Proceedings	14
Item 2– Changes in Securities	14
Item 3– Defaults upon Senior Securities	14
Item 4– Submission of Matters to a Vote of Security Holders	14
Item 5– Other Information	14
Item 6– Exhibits and Reports on Form 8–K	14

Item 1. Financial Statements

First Coastal Bancshares and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited – Dollar Amounts in Thousands)

	June 30, 1999	December 31, 1998
Cash and Due From Bank	$ 9,071	$ 2,745
Short Term Investments	11,500	700

CASH AND CASH EQUIVALENTS	20,571	3,445
Investment Securities, net	33,600	14,679
Loans	68,961	55,163
Allowance for Loan Losses	(960)	(549)

NET LOANS	68,001	54,614
Premises and Equipment, net	664	386
Other Real Estate Owned, net	58	116
Goodwill, net	5,404	1,770
Issuance Costs, net – Trust Preferred Securities	1,009	–
Accrued Interest and Other Assets	1,987	1,725

	$ 131,294	$ 76,735

Noninterest–Bearing Deposits	$ 29,044	$ 14,474
Interest–Bearing Deposits	59,698	44,117

TOTAL DEPOSITS	88,742	58,591
Other Borrowings	27,800	11,000
Company Obligated Mandatorily Redeemable
Preferred Securities of Subsidiary Trust Holding
Solely Junior Subordinated Debentures	6,600	–
Accrued Interest and Other Liabilities	564	884

TOTAL LIABILITIES	123,706	70,475
Preferred Stock	1,993	2,658
Common Shares	6,643	3,673
Accumulated Deficit	(361)	(40)
Accumulated Other Comprehensive Income	(687)	(31)

TOTAL SHAREHOLDERS’ EQUITY	7,588	6,260

	$ 131,294	$ 76,735

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.   Financial Statements – Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Income (Unaudited – Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	1999	1998	1999	1998
Interest Income	$ 2,019	$1,336	$ 3,612	$2,555
Interest Expense	886	560	1,582	1,042

Net Interest Income	1,133	776	2,030	1,513
Provision for Loan Losses	50	—	50	10

Net Interest Income after
Provision for Loan Losses	1,083	776	1,980	1,503
Noninterest Income	312	129	452	262
Noninterest Expense	1,404	718	2,561	1,440

(Loss) Income before Income Taxes	(9)	187	(129)	325
Income Taxes	36	93	9	163

Net (Loss) Income	$ (45)	$ 94	$ (138)	$ 162

Per Share Data:
Net Loss – Basic	$(0.08)	$ .03	$(0.31)	$ .03
Net Loss – Diluted	$(0.08)	$ .03	$(0.31)	$ .03
The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements – Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited – Dollar Amounts in Thousands)

	Preferred Stock	Common Shares	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
January 1, 1998	$ 2,658	$ 3,360		$(13)	$ 5	$6,010
Dividends - Preferred Stock				(286)		(286)
Common Stock Repurchased		(78)				(78)
Exercise of Warrants		250				250
Recognition of Deferred Tax
Assets Generated Prior to
Quasi-Reorganization		141				141
Comprehensive Income
Net Income			$ 259	259		259
Change in Unrecognized Loss
of Securities Available for
Sale, net of Taxes			(36)		(36)	(36)

Comprehensive Income			$ 223

December 31, 1998	2,658	3,673		(40)	(31)	6,260
Proceeds from Stock Offering		1,901				1,901
Redemption of Preferred Stock	(586)			(57)		(643)
Conversion of Preferred to
Common Stock	(79)	79
Dividends - Preferred Stock				(126)		(126)
Exercise of Warrants		875				875
Common Shares Reissued		115				115
Comprehensive Income
Net Loss			$ (138)	(138)		(138)
Change in Unrecognized Loss
of Securities Available for
Sale, net of Taxes			(656)		(656)	(656)

Comprehensive Loss			$ (794)

June 30, 1999	$ 1,993	$ 6,643		$ (361)	$(687)	$7,588

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements - Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited - Dollar Amounts in Thousands)

	For the Six Months Ended June 30,
	1999	1998
OPERATING ACTIVITIES
Net (Loss) Income	($ 138)	$ 162
Adjustments to Reconcile Net (Loss) Income to
Net Cash (used) Provided by Operating Activities:
Depreciation and Amortization	224	174
Provision for Loan Losses	50	10
Other Items - Net	(139)	110

NET CASH (USED) PROVIDED BY
OPERATING ACTIVITIES	(3)	456
INVESTING ACTIVITIES
Purchases of Investment Securities	(20,470)	(10,144)
Sale and Maturities of Investment Securities	3,900	12,025
Net Cash and Cash Equivalents from AIB Acquisition	8,600	—
Net Change in Loans	5,108	(11,712)
Purchase of Premises and Equipment	(15)	(36)

NET CASH USED
BY INVESTING ACTIVITIES	(2,877)	(9,867)
FINANCING ACTIVITIES
Net Change in Deposits	(4,498)	24,176
Net Change in Other Borrowings	16,800	(3,520)
Trust Preferred Securities, net of Costs	5,582	—
Proceeds from Supplemental Stock Offering, net of Costs	1,901	—
Proceeds from Exercise of Warrants and Common Shares Reissued	990	—
Redemption of Preferred and Common Stock	(643)	(68)
Dividends	(126)	(142)

NET CASH PROVIDED
BY FINANCING ACTIVITIES	20,006	20,446

INCREASE IN CASH
AND CASH EQUIVALENTS	17,126	11,035
Cash and Cash Equivalents at Beginning of Period	3,445	2,954

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 20,571	$ 13,989

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements - Continued

First Coastal Bancshares and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation and Management Representation

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company’s Form 10–KSB filed on May 10, 1999 and Form SB–2 filed on February 12, 1999.

The consolidated financial statements include First Coastal Bancshares and its wholly owned subsidiaries, First Coastal Bank, N.A. (the “Bank”) and First Coastal Capital Trust.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month period ended June 30, 1999 and 1998, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Some matters discussed in this Form 10–QSB may be “forward–looking statements” within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward–looking statements. These statements generally appear with words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” and “expect.”

Note 2 – Acquisition of American Independent Bank, N.A. (“AIB”)

On March 8, 1999, the Bank acquired 100% of the outstanding common stock of American Independent Bank, N.A. for approximately $6.5 million in cash. AIB had total assets of approximately $38 million on March 8, 1999. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. “Business Combinations.” Under this method of accounting, the purchase price was allocated to the assets, deposits and liabilities assumed based on their fair values as of the acquisition date, which were not materially different from their book values. The financial statements include the operations of AIB from the date of the acquisition. Goodwill arising from the transaction totaled approximately $3.7 million and is being amortized over fifteen years on a straight–line basis.

Note 2 – Acquisition of American Independent Bank, N.A. – Continued

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

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	1998	1999	1998
	(Dollar amounts in thousands, except per share data)
Interest and Noninterest Income:
The Company	$ 2,331	$ 1,465	$ 4,064	$ 2,817
AIB - Pre-Merger	—	910	637	1,775

Total	$ 2,331	$ 2,375	$ 4,701	$ 4,592

Net (Loss) Income:
The Company	$ (45)	$ 94	$ (138)	$ 162
AIB – Pre–Merger	—	70	(505)	68
Interest Costs – Pro Forma, net of Tax	—	(121)	(81)	(242)
Goodwill Amortization– Pro Forma	—	(63)	(42)	(126)

Total	$ (45)	$ (20)	$ (766)	$ (138)

Per Share Data:
Basic	$(0.08)	$(0.07)	$(0.91)	$(0.27)
Diluted	$(0.08)	$(0.07)	$(0.91)	$(0.27)

These pro forma disclosures include adjustment to interest expense from the funds borrowed to fund a portion of the purchase as well as adjustments to per share data to reflect the issuance of common stock to fund the balance of the purchase. No adjustments have been reflected in these amounts for the anticipated cost savings to be derived from this merger.

Note 3 – Earnings Per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Accordingly, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options and the number of shares issuable upon the assumed conversion of the convertible preferred stock. These items were anti–dilutive for the periods reported and therefore dilutive earnings per shares is reported as the same as basic earnings per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Summary

For the three months ended June 30, 1999, the Company reported a net loss of $45,000, or $(0.08) basic loss per share compared to a net income of $94,000, or $ 0.03 basic income per share for the same three month period in 1998. For the six months ended June 30, 1999, the Company reported a net loss of $138,000, or $(0.31) basic loss per share compared to a net income of $162,000, or $0.03 basic income per share for the same six month period in 1998.

The annualized return on average assets was (0.14)% for the first half of 1999 compared to 0.23% for 1998. Annualized return on average shareholders’ equity for the first half of 1999 and 1998 was (1.99)% and 2.68%, respectively.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceeds the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the “interest rate spread”) between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $1,133,000 for the quarter ended June 30, 1999, compared to $776,000 for the quarter ended June 30, 1998. Net interest income was $2,030,000 for the six months ended June 30, 1999, compared to $1,513,000 for the six months ended June 30, 1998.

The total amount of net interest income increased for the quarter and six months ended June 30, 1999 compared to the same periods in 1998 due to the significant increase in interest–earning assets. This increase was due to the combined effect of the acquisition of AIB as well as overall growth in investments funded by short–term borrowings.

The following table sets forth the components of net interest income, average earning assets and net interest margin (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	1999	1998	1999	1998	1998
Interest Income	$ 2,019	$ 1,336	$ 3,612	$ 2,555	$ 5,365
Interest Expense	886	560	1,582	1,042	2,262

Net Interest Income	$ 1,133	$ 776	$ 2,030	$ 1,513	$ 3,103

Average Earning Assets	$100,639	$66,584	$90,305	$62,742	$66,796
Net Interest Margin (1)	4.50%	4.66%	4.50%	4.82%	4.65%
(1)	Interim periods are presented on an annualized basis.

Net Interest Income – Continued

The net interest margin declined in the first quarter of 1999 compared to the same quarter in 1998 due to the 75 basis point decline in the prime rate during the fourth quarter of 1998. The majority of the Bank’s loans and its investments in federal funds sold reprice daily with changes in the prime rate. This decline continued into the second quarter of 1999, but had a lesser effect due to the increase in interest–earning assets from the acquisition of AIB in early March 1999, investments acquired during the second quarter of 1999 which were funded by short–term borrowings and the gradual repricing of interest–bearing deposits.

Further contributing to the decrease in net interest margin was the interest expense relating to the recently issued $6.6 million in preferred securities. Interest expense incurred on these securities, net of tax effect, was $116,000 in the second quarter of 1999 and $37,000 in the first quarter of 1999.

The prime rate was 8.50% for the first nine months of 1998, and then experienced 25 basis point declines in September, October and November to end the year at 7.75%. The prime rate increased 25 basis points to 8.0% on July 1, 1999.

Provision for Loan Losses

During the second quarter of 1999, the Company contributed $50,000 to the allowance for loan losses. The Company made no contribution to the allowance for loan losses in the first quarter of 1999. Total contributions to the allowance for loan losses in the first six months of 1998 were $10,000. Management believes that the allowance, which stands at 1.4% of total loans at June 30, 1999, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter and six months ended June 30, 1999 and 1998 are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	1998	1999	1998
Allowance, Beginning of Period	$901	$ 602	$ 549	$ 615
Provision for Loan Losses	50	—	50	10
Loans Charged Off - net of Recoveries	9	(64)	(41)	(87)
Allowance from AIB Acquisition	—	—	402	—

Allowance, End of Period	$960	$ 538	$ 960	$ 538

Noninterest Income

Noninterest Income represents deposit account service charges and other types of non-loan related fee income. Noninterest income for the quarter ended June 30, 1999 totaled $312,000 compared to $129,000 for the same period ended 1998. Noninterest income for the six months ended June 30, 1999 totaled $452,000 compared to $262,000 for the same period ended 1998. The increase is primarily the result of the additional noninterest income related to operations of the AIB branches after the acquisition on March 8, 1999 and the gain on sale of $58,000 on an OREO property in June 1999.

Noninterest Expense

Noninterest Expenses represent salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Noninterest expense for the quarter ended June 30, 1999 totaled $1,404,000 compared to $718,000 for the same period during 1998. Noninterest expense for the six months ended June 30, 1999 totaled $2,561,000 compared to $1,440,000 for the same period during 1998.

The increase in noninterest expense is due to primarily to the acquisition of AIB on March 8, 1999.The Company experienced an increased salary and related expense as well as occupancy expense with the addition of two branch locations with accompanying staff and facilities. The acquisition also resulted in additional goodwill amortization of $83,000 year to date and non-capitalizable costs of approximately $53,000.

The Company expanded its marketing capabilities in the second quarter of 1999 by investing in two additional business development officers in each of its two new locations. Each individual brings many years of experience and is well known to the community he or she is based in. In addition, the Company had the opportunity to augment its lending staff with a very strong construction/real estate lender who joined the Bank in the second quarter. The expense of establishing this sales force has resulted in an increase of approximately $30,000 per month in salary related expense and $32,000 year to date in advertising.

Other non–recurring costs incurred during the first half of 1999 include an increase of $67,000 in professional fees related to operational audits and Y2K costs and a $78,000 write–down in the carrying value of its OREO.

Income Taxes

The Company’s income tax benefit for the first half of 1999 was $9,000 resulting in an effective rate of 40.0% on income before taxes and goodwill amortization. The tax provision for the first half of 1998 was $163,000, resulting in an effective rate of 41.5% on income before taxes and goodwill amortization.

Balance Sheet Analysis

Total assets at June 30, 1999 totaled $131.3 million, up 71% from the $76.7 million reported at December 31, 1998. A portion of this increase was the result of the first quarter acquisition of AIB, which had total assets of $38 million at the acquisition date of March 8, 1999. To fund this increase, the Company increased shareholders’ equity $1.9 million through a supplemental stock offering and issued $6.6 million in Trust Preferred Securities.

During the second quarter of 1999, total assets increased another $17.5 million. This increase was centered primarily in investments. This increase, including a decrease of $6.1 million in interest–bearing deposits and other changes, was funded by an increase in short–term borrowings of $26.8 million

Asset Quality

The following table sets forth the components of non–performing assets and related ratios: (dollar amounts in thousands)
	June 30.
	1999	1998	December 31, 1998
Loans 90 Days Past Due and Still Accruing	$ 339	$ 17	$ 8
Loans on Nonaccrual	665	450	726

Nonperforming Loans	1,004	467	734
Other Real Estate Owned	58	386	116

Nonperforming Assets	$1,062	$853	$850

Nonperforming Loans as a Percent
of Total Loans	1.46%	0.91%	1.33%
Allowance for Loan Losses as a Percent
of Nonperforming Loans	95.62%	115.20%	74.80%
Nonperforming Assets as a Percent
of Total Assets	0.81%	1.11%	1.11%

The primary ratios of loan quality have generally improved in the first half of 1999. One exception is the ratio of nonperforming loans as a percent of total loans, which increased slightly to 1.46% at June 30, 1999, compared to 1.33% at December 31, 1998. A primary factor in the deterioration of this ratio was the significant increase during the second quarter of 1999 in loans past due and still accruing. Two loans make up the majority of this increase. Both loans are well secured by real estate and are expected to return to the current category in the near future. Absent these two loans the ratio of nonperforming loans to total loans would decrease to 1.03%.

The allowance for loan losses as a percent of nonperforming loans increased to 95.62% at June 30, 1999, up from 74.80% at December 31, 1998. Likewise, the ratio of nonperforming assets as a percent of total assets has declined to 0.81% as of June 30, 1999 compared to 1.11% at December 31, 1998. These two ratios would also improve substantially if the two past due loans discussed above were disregarded.

Other Borrowings

Other borrowings at June 30, 1999 consist of $14.8 million in federal funds purchased, $12.0 million in short–term borrowings from the Federal Home Loan Bank and $1.0 million in long–term borrowings from a correspondent bank. The Company uses these sources to fund asset growth and offset fluctuations in demand for deposits.

Trust Preferred Securities

During the first quarter of 1999 the Company completed an offering of $6.6 million in 11 7/8% Cumulative Preferred Securities through a wholly–owned subsidiary, First Coastal Capital Trust. Under generally accepted accounting policies, the securities are reported as liabilities of the Company. The interest payments are reported as interest expense and the amortization of the related costs of the offering ($1.0 million) are reported as other non–interest expense. The Trust Preferred Securities mature on December 31, 2028.

Capital

Total shareholders’ equity at June 30, 1999 totaled $7.6 million, which represented a 20.6% increase from $6.3 million at December 31, 1998. This increase was primarily attributable to the supplemental stock offering completed in March 1999.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well–capitalized” bank. The ratios are as follows:

	Regulatory Minimum Ratio for “Well–Capitalized”	June 30, 1999	December 31, 1998
Tier 1 Capital (to Average Assets)	5.00%	6.31%	5.39%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	9.75%	8.27%
Total Capital (to Risk Weighted Assets)	10.00%	12.30%	11.17%

The Company’s ratios at June 30, 1999 were 4.45% for Tier 1 capital to average assets, 6.33% for Tier 1 capital to risk–weighted assets and 13.28% for Total capital to risk–weighted assets.

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.

Year 2000 Compliance

The Company has completed the Assessment and Renovation phases of the Year 2000 Compliance, as defined under FFIEC guidelines, and is currently in the Validation phase. A few of its computer software applications were modified or replaced in order to maintain their functionality as the year 2000 approaches. A comprehensive plan was developed and all system conversions and testing were substantially completed as of December 31, 1998. The Company estimates its total costs over the three–year period 1998 – 2000 will be approximately $136,000, of which $116,000 has been incurred through June 30, 1999. None of these costs, however, are expected to materially impact the results of operations in any one reporting period. The Company believes that its plans for dealing with the year 2000 issue will result in timely and adequate modifications of its systems and technology.

Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the year 2000 issue is addressed by governmental agencies, businesses, and other entities who provide data to, or receive data from the Bank or whose financial condition or operational capability is important to the Company such as suppliers or customers. Communications with significant customers and vendors have been initiated to determine the extent of risk created by those third parties’ failure to remediate their own year 2000 issues. However, it is not possible, at present, to determine the financial effect if significant customer and/or vendor remediation efforts are not resolved in a timely manner.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings
Due to the nature of the banking business, the Company is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business.
Item 2 – Changes in Securities None Item 3 – Defaults upon Senior Securities None Item 4 – Submission of Matters to a Vote of Security Holders
On May 21, 1999, the Company held its annual meeting. At that meeting Charles Brooks, Carole LaCaze, Paul Deters, Clifford Einstein, Charles Fullerton, Don Griffith, Mako Higuchi, Deborah Marsten, Thomas Spears and Joseph Wender were elected directors of the Company.
Item 5 – Other Items None Item 6 – Exhibits and Reports on Form 8–K
A)	Financial Data Schedule – Exhibit 27
B)	Reports on Form 8–K
None

Signatures

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
First Coastal Bancshares

Date: August 13, 1999	_________________________ Don M. Griffith Chief Executive Officer, Chairman and Director

Date: August 13, 1999	_________________________ Deborah A. Marsten Chief Financial Officer, Secretary and Director