Form 10QSB
period 1999-09-30
FIRST COASTAL BANCSHARES
filed 1999-11-16
CIK 1073932

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition  period from ___________________________________________

                        Commission file number: 333-68207

                            FIRST COASTAL BANCSHARES

               CALIFORNIA NO.                              95-4693574
(State of other jurisdiction of incorporation) (IRS Employer Identification No.)


 275 Main Street, El Segundo, California                     90245
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

On November 3, 1999, there were 1,248,492 shares of First Coastal Bancshares Common Stock outstanding.

                            First Coastal Bancshares
                               September 30, 1999


                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                            PAGE
                                                                                                            ----
Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets at September 30, 1999 and
                  December 31, 1998..................................................................          3
         Condensed Consolidated Statements of Income for the three
                  months, and nine months ended September 30, 1999 and 1998..........................          4
         Condensed Consolidated Statements of Changes in Shareholders' Equity from
                  January 1, 1998 through September 30, 1999.........................................          5
         Condensed Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 1999 and 1998...........................................          6
         Notes to Consolidated Financial Statements...................................................     7 - 8
Item 2 - Management's Discussion and Analysis of Financial Condition and
             Results of Operations.....................................................................   9 - 13


                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings............................................................................        14
Item 2 - Changes in Securities........................................................................        14
Item 3 - Defaults upon Senior Securities..............................................................        14
Item 4 - Submission of Matters to a Vote of Security Holders..........................................        14
Item 5 - Other Information............................................................................        14
Item 6 - Exhibits and Reports on Form 8-K.............................................................        14

Item 1. Financial Statements


                    First Coastal Bancshares and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    (Unaudited - Dollar Amounts in Thousands)


                                                                          September 30,           December 31,
                                                                               1999                  1998
                                                                          -------------           ------------
Cash and Due From Bank                                                      $   8,363              $   2,745
Short Term Investments                                                          7,700                    700
                                                                            ---------              ---------
                                 CASH AND CASH EQUIVALENTS                     16,063                  3,445

Investment Securities, net                                                     38,364                 14,679

Loans                                                                          68,610                 55,163
Allowance for Loan Losses                                                        (846)                  (549)
                                                                            ---------              ---------
                                                 NET LOANS                     67,764                 54,614

Premises and Equipment, net                                                       655                    386
Other Real Estate Owned, net                                                       --                    116
Goodwill, net                                                                   5,554                  1,770
Issuance Costs, net - Trust Preferred Securities                                1,001                     --
Accrued Interest and Other Assets                                               2,262                  1,725
                                                                            ---------              ---------

                                                                            $ 131,663              $  76,735
                                                                            =========              =========

Noninterest-Bearing Deposits                                                $  32,713              $  14,474
Interest-Bearing Deposits                                                      67,414                 44,117
                                                                            ---------              ---------
                                            TOTAL DEPOSITS                    100,127                 58,591

Other Borrowings                                                               17,000                 11,000
Company Obligated Mandatorily Redeemable
   Preferred Securities of Subsidiary Trust Holding
   Solely Junior Subordinated Debentures                                        6,600                     --
Accrued Interest and Other Liabilities                                            827                    884
                                                                            ---------              ---------
                                         TOTAL LIABILITIES                    124,554                 70,475

Preferred Stock                                                                 1,993                  2,658
Common Shares                                                                   6,631                  3,673
Accumulated Deficit                                                              (483)                   (40)
Accumulated Other Comprehensive Income                                         (1,032)                   (31)
                                                                            ---------              ---------

                                TOTAL SHAREHOLDERS' EQUITY                      7,109                  6,260
                                                                            ---------              ---------

                                                                            $ 131,663              $  76,735
                                                                            =========              =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    First Coastal Bancshares and Subsidiaries
                   Condensed Consolidated Statements of Income
        (Unaudited - Dollar Amounts in Thousands, Except Per Share Data)


                                                               For the Three Months Ended        For the Nine Months Ended
                                                                     September 30                       September 30
                                                               --------------------------        ------------------------
                                                                  1999            1998            1999              1998
                                                                -------          -------         -------          -------
Interest Income                                                 $ 2,242          $ 1,399         $ 5,854          $ 3,954
Interest Expense                                                  1,014              609           2,596            1,651
                                                                -------          -------         -------          -------

     Net Interest Income                                          1,228              790           3,258            2,303

Provision for Loan Losses                                            --               --              50               10
                                                                -------          -------         -------          -------

     Net Interest Income after
     Provision for Loan Losses                                    1,228              790           3,208            2,293

Noninterest Income                                                  315              154             767              416
Noninterest Expense                                               1,592              783           4,153            2,223
                                                                -------          -------         -------          -------

     (Loss) Income before Taxes                                     (49)             161            (178)             486

Income Taxes                                                         20               82              29              245
                                                                -------          -------         -------          -------

     Net (Loss) Income                                          $   (69)         $    79         $  (207)         $   241
                                                                =======          =======         =======          =======

Per Share Data:
   Net (Loss) Income - Basic                                    $ (0.10)         $  0.01         $ (0.35)         $  0.04
   Net (Loss) Income - Diluted                                  $ (0.10)         $  0.01         $ (0.35)         $  0.04



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    First Coastal Bancshares and Subsidiaries
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                    (Unaudited - Dollar Amounts in Thousands)


                                                                                                          Accumulated
                                                                                                             Other
                                               Preferred       Common     Comprehensive   Accumulated    Comprehensive
                                                 Stock         Shares         Income        Deficit          Income          Total
                                               ---------      -------     -------------   -----------    -------------      --------
January 1, 1998                                 $ 2,658       $ 3,360                       $   (13)        $     5         $ 6,010

Dividends - Preferred Stock                                                                                    (286)           (286)
Common Stock Repurchased                                          (78)                                                          (78)
Exercise of Warrants                                              250                                                           250
Recognition of Deferred Tax
   Assets Generated Prior to
   Quasi-Reorganization                                           141                                                           141
          Comprehensive Income
Net Income                                                                   $   259            259                             259
Change in Unrecognized Loss
   of Securities Available for
   Sale, Net of Taxes                                                            (36)                           (36)            (36)
                                                                             -------
                    Comprehensive Income                                     $   223
                                                                             =======

                                                -------       -------                       -------         -------         -------
                       December 31, 1998          2,658         3,673                           (40)            (31)          6,260

Proceeds from Stock Offering                                    1,901                                                         1,901
Redemption of Preferred Stock                      (586)                                        (57)                           (643)
Conversion of Preferred to
     Common Stock                                   (79)           79
Dividends - Preferred Stock                                                                    (179)                           (179)
Redemption of Common Stock                                        (12)                                                          (12)
Exercise of Warrants                                              875                                                           875
Common Shares Reissued                                            115                                                           115
          Comprehensive Income
Net Loss                                                                     $  (207)          (207)                           (207)
Change in Unrecognized Loss
   of Securities Available for
   Sale, Net of Taxes                                                         (1,001)                        (1,001)         (1,001)
                                                                             -------
                      Comprehensive Loss                                     $(1,208)
                                                                             =======

                                                -------       -------                       -------         -------         -------
                      September 30, 1999        $ 1,993       $ 6,631                       $  (483)        $(1,032)        $ 7,109
                                                =======       =======                       =======         =======         =======



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    First Coastal Bancshares and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                    (Unaudited - Dollar Amounts in Thousands)

                                                                                                           For the Nine Months Ended
                                                                                                                 September 30,
                                                                                                          --------------------------
                                                                                                            1999             1998
                                                                                                          --------         --------
OPERATING ACTIVITIES
   Net (Loss) Income                                                                                      $   (207)        $    241
   Adjustments to Reconcile Net (Loss) Income to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                                                         417              194
         Provision for Loan Losses                                                                              50               10
         Other Items - Net                                                                                     (98)             372
                                                                                                          --------         --------
             NET CASH PROVIDED BY
             OPERATING ACTIVITIES                                                                              162              817

INVESTING ACTIVITIES
   Purchases of Investment Securities                                                                      (26,630)         (10,134)
   Sale and Maturities of Investment Securities                                                              4,530           14,139
   Net Cash and Cash Equivalents from AIB Acquisition                                                        8,600               --
   Net Change in Loans                                                                                       5,345          (16,317)
   Proceeds from Sale of Other Real Estate Owned                                                               150               41
   Purchase of Premises and Equipment                                                                          (65)             (52)
                                                                                                          --------         --------
                         NET CASH USED
               BY INVESTING ACTIVITIES                                                                      (8,070)         (12,323)

FINANCING ACTIVITIES
   Net Change in Deposits                                                                                    6,887           27,656
   Net Change in Other Borrowings                                                                            6,000           (3,550)
   Trust Preferred Securities, net of Costs                                                                  5,582               --
   Proceeds from Supplemental Stock Offering, net of Costs                                                   1,901               --
   Proceeds from Exercise of Warrants and Options                                                              990               --
   Redemption of Preferred and Common Stock                                                                   (655)             (80)
   Dividends                                                                                                  (179)            (214)
                                                                                                          --------         --------
                     NET CASH PROVIDED
               BY FINANCING ACTIVITIES                                                                      20,526           23,812
                                                                                                          --------         --------

                      INCREASE IN CASH
                  AND CASH EQUIVALENTS                                                                      12,618           12,306

Cash and Cash Equivalents at Beginning of Period                                                             3,445            2,954
                                                                                                          --------         --------
             CASH AND CASH EQUIVALENTS
                      AT END OF PERIOD                                                                    $ 16,063         $ 15,260
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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the nine month period ended September 30, 1999 and 1998, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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


Note 2 - Acquisition of American Independent Bank, N.A. ("AIB")

On March 8, 1999, the Bank acquired 100% of the outstanding common stock of American Independent Bank, N.A. for approximately $6.5 million in cash. AIB had total assets of approximately $38 million on March 8, 1999. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No, 16. "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets, deposits and liabilities assumed based on their fair values as of the acquisition date. The financial statements include the operations of AIB from the date of operations.

Due to the size and complexity of this acquisition, the Company estimates the allocation period for evaluating and determining the allocation of the cost of the acquisition will not be completed prior to issuance of its 1999 annual report. Through September 30, 1999, goodwill totaling approximately $3.85 million has been recorded and is being amortized over fifteen years on a straight-line basis.

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

                                                                Three Months Ended              Nine Months Ended
                                                                  September 30,                   September 30,
                                                             -----------------------         -----------------------
                                                              1999            1998            1999            1998
                                                             -------         -------         -------         -------
                                                               (Dollar amounts in thousands, except per share data)
Interest and Noninterest Income:
     The Company                                             $ 2,557         $ 1,553         $ 6,621         $ 4,370
     AIB - Pre-Merger                                             --             962             637           2,737
                                                             -------         -------         -------         -------
                                               Total         $ 2,557         $ 2,515         $ 7,258         $ 7,107
                                                             =======         =======         =======         =======
Net (Loss) Income:
     The Company                                             $   (69)        $    79         $  (153)        $   241
     AIB - Pre-Merger                                             --              79            (505)            147
     Interest Costs - Pro Forma, net of Tax                       --            (116)            (77)           (384)
     Goodwill Amortization- Pro Forma                             --             (65)            (42)           (191)
                                                             -------         -------         -------         -------
                                               Total         $   (69)        $   (23)        $  (777)        $  (151)
                                                             =======         =======         =======         =======

Per Share Data:
     Basic                                                   $ (0.10)        $ (0.08)        $ (0.86)        $ (0.33)
     Diluted                                                 $ (0.10)        $ (0.08)        $ (0.86)        $ (0.33)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Income Summary

For the three months ended September 30, 1999, the Company reported a net loss of $69,000, or $(0.10) basic loss per share compared to a net income of $79,000, or $ 0.01 basic income per share for the same three month period in 1998. For the nine months ended September 30, 1999, the Company reported a net loss of $207,000, or $(0.35) basic loss per share compared to a net income of $241,000, or $(0.04) basic income per share for the same nine month period in 1998.

The annualized return on average assets was (0.25)% for the first nine months of 1999 compared to 0.45% for 1998. Annualized return on average shareholders' equity for the first nine months of 1999 and 1998 was (3.79)% and 5.42%, respectively.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceeds the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the "interest rate spread") between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $1,228,000 for the quarter ended September 30, 1999, compared to $790,000 for the quarter ended September 30, 1998. Net interest income was $3,258,000 for the nine months ended September 30, 1999, compared to $2,303,000 for the nine months ended September 30, 1998.

The total amount of net interest income increased for the quarter and nine months ended September 30, 1999 compared to the same periods in 1998 due to the significant increase in interest-earning assets. This increase was due to the combined effect of the acquisition of AIB as well as overall growth in investments funded by short-term borrowings.

The following table sets forth the components of net interest income, average earning assets and net interest margin (dollar amounts in thousands):

                                                       Three Months Ended           Nine Months Ended           Year Ended
                                                          September 30,                September 30,           December 31,
                                                      1999           1998           1999           1998           1998
                                                    --------       --------       --------       --------      ------------
Interest Income                                     $  2,242       $  1,399       $  5,854       $  3,954        $  5,365
Interest Expense                                       1,014            609          2,596          1,651           2,262
                                                    --------       --------       --------       --------        --------
     Net Interest Income                            $  1,228       $    790       $  3,258       $  2,303        $  3,103
                                                    ========       ========       ========       ========        ========

Average Earning Assets                              $109,038       $ 68,481       $ 96,549       $ 64,662        $ 66,796
Net Interest Margin (1)                                 4.50%          4.61%          4.50%          4.75%           4.65%


(1)  Interim periods are presented on an annualized basis.

The net interest margin declined in the first quarter of 1999 compared to the same quarter in 1998 due to the 75 basis point decline in the prime rate during the fourth quarter of 1998. The majority of the Bank's loans and its investments in federal funds sold reprice daily with changes in the prime rate. This decline continued into the third quarter of 1999, but had a lesser effect due to the increase in interest-earning assets from the acquisition of AIB in early March, investments acquired during the second and third quarters which were funded by short-term borrowings, the 25 basis point increase in the prime rate during July and the gradual repricing of interest-bearing deposits.

Further contributing to the decrease in net interest margin was the interest expense relating to the recently issued $6.6 million in preferred securities. Interest expense incurred on these securities, net of tax effect, was $116,000 in each of the third and second quarter of 1999. Had these distributions not been charged to earnings, the Company would have recognized net income of $47,000 and $71,000 in the third quarter and second quarter of 1999 respectively.

The prime rate was 8.50% for the first nine months of 1998, and then experienced 25 basis point declines in September, October and November to end the year at 7.75%. The prime rate increased 25 basis points in July and again in August 1999 to 8.25%.

Provision for Loan Losses

During the second quarter of 1999, the Company contributed $50,000 to the allowance for loan losses. The Company made no contribution to the allowance for loan losses in the first and third quarters of 1999. Total contributions to the allowance for loan losses in the first nine months of 1998 were $10,000. Management believes that the allowance, which stands at 1.2% of total loans at September 30, 1999, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter and nine months ended September 30, 1999 and 1998 are as follows (dollar amounts in thousands):

                                               Three Months Ended                Nine Months Ended
                                                  September 30,                    September 30,
                                             ----------------------           ----------------------
                                             1999              1998            1999             1998
                                             -----            -----           -----            -----
Allowance, Beginning of Period               $ 960            $ 538           $ 549            $ 615
Provision for Loan Losses                       --               --              50               10
Loans (Charged Off) - net of Recoveries       (114)              24            (155)             (63)
Allowance from AIB Acquisition                  --               --             402               --
                                             -----            -----           -----            -----

Allowance, End of Period                     $ 846            $ 562           $ 846            $ 562
                                             =====            =====           =====            =====

Noninterest Income

Non Interest Income represents deposit account service charges and other types of non-loan related fee income. Non-interest income for the quarter ended September 30, 1999 totaled $315,000 compared to $154,000 for the same period ended 1998. Non-interest income for the nine months ended September 30, 1999 totaled $767,000 compared to $416,000 for the same period ended 1998. The increase is primarily the result of the additional noninterest income related to operations of the AIB branches after the acquisition on March 8, 1999 and the gain on sale of $58,000 on an OREO property in June 1999.

Noninterest Expense

Noninterest Expenses represent salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Noninterest expense for the quarter ended September 30, 1999 totaled $1,592,000 compared to $783,000 for the same period during 1998. Noninterest expense for the nine months ended September 30, 1999 totaled $4,153,000 compared to $2,223,000 for the same period during 1998.

The increase in noninterest expense is due to 1) the acquisition of AIB on March 8, 1999 and 2) the Bank's strategic marketing plan. The majority of the increase in each period was the additional salaries and employee benefits and occupancy costs related to the two AIB branches acquired. Additionally, the Company experienced an increase of $53,000 in other costs related to non-capitalizable merger related costs and goodwill amortization on the AIB purchase of $148,000 during the first nine months of 1999.

In connection with the Bank's marketing efforts, salaries and benefits increased approximately $22,000 per month beginning the second quarter due to the hiring of new marketing officers representing the "sales force" for the Bank. Additionally, the Company experienced a $33,000 increase in advertising during the first nine months of 1999.

Other non-recurring costs incurred during the first nine months of 1999 include an increase of $139,000 in professional fees related to operational audits and Y2K costs and a $78,000 write-down in the carrying value of its OREO. Additionally, the Company discovered certain irregular operations activities at its Gardena branch, which had began prior to the acquisition of the branch in March 1999. These activities resulted in losses which were charged to earnings in the amount of $89,000 in the third quarter of 1999. The Company also recorded an increase in Goodwill of $244,000, net of tax effect, to reflect the portion of the loss present at AIB prior to the acquisition on March 8, 1999 that is included in the allocation of the purchase price. The Goodwill amortization increased $1,600 per month due to this adjustment. The Company is pursuing recovery of this loss through its insurance company.

Income Taxes

The Company's income tax provision for the first nine months of 1999 was $29,000 resulting in an effective rate of 41.4% on income before taxes and goodwill amortization. The tax provision for the first nine months of 1998 was $245,000, resulting in an effective rate of 42.0% on income before taxes and goodwill amortization.

Balance Sheet Analysis

Total assets at September 30, 1999 totaled $131.7 million, up 72% from the $76.7 million reported at December 31, 1998. A portion of this increase was the result of the first quarter acquisition of AIB, which had total assets of $38 million at the acquisition date of March 8, 1999. To fund this increase, the Company increased shareholders' equity $1.9 million through a supplemental stock offering and issued $6.6 million in Trust Preferred Securities.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

                                                                          September 30,
                                                                     -----------------------         December 31,
                                                                      1999             1998              1998
                                                                     ------           ------         ------------
Loans 90 Days Past Due and Still Accruing                            $  209           $   54            $   8
Loans on Nonaccrual                                                     590              403              726
                                                                     ------           ------            -----
             Nonperforming Loans                                        799              457              734
Other Real Estate Owned                                                  --              218              116
             Nonperforming Assets                                    $  799           $  675            $ 850
                                                                     ======           ======            =====

Nonperforming Loans as a Percent
   of Total Loans                                                      1.16%            0.81%            1.33%
Allowance for Loan Losses as a Percent
   of Nonperforming Loans                                            105.88%          122.98%           74.80%
Nonperforming Assets as a Percent
   of Total Assets                                                     0.61%            0.83%            1.11%

The primary ratios of loan quality have generally improved in the first nine months of 1999. The allowance for loan losses as a percent of nonperforming loans increased to 105.88% at September 30, 1999, up from 74.80% at December 31, 1998. Likewise, the ratio of nonperforming assets as a percent of total assets has declined to 0.61% as of September 30, 1999 compared to 1.11% at December 31, 1998.

Other Borrowings

Other borrowings at September 30, 1999 consist of $10.0 million in short-term borrowings from the Federal Home Loan Bank and $1.0 million in long-term borrowings from a correspondent bank. The Company uses these sources to fund asset growth and offset fluctuations in demand for deposits.

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

Capital

Total shareholders' equity at September 30, 1999 totaled $7.1 million, which represented a 12.6% increase from $6.3 million at December 31, 1998. This increase was primarily attributable to the supplemental stock offering completed in March 1999.

The Bank maintains capital ratios above the Federal regulatory guidelines for a "well-capitalized" bank. The ratios are as follows:


                                                        Regulatory
                                                       Minimum Ratio
                                                            for             September 30,         December 31,
                                                     "Well-Capitalized"         1999                 1998
                                                     ------------------     -------------         ------------
Tier 1 Capital (to Average Assets)                         5.00%                5.97%                5.39%
Tier 1 Capital (to Risk Weighted Assets)                   6.00%                9.57%                8.27%
Total Capital (to Risk Weighted Assets)                   10.00%               11.82%               11.17%

The Company's ratios at September 30, 1999 were 3.99% for Tier 1 capital to average assets, 6.30% for Tier 1 capital to risk-weighted assets and 13.63% for Total capital to risk-weighted assets.

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.

Year 2000 Compliance

The Company has completed the validation of its systems, as defined under FFIEC guidelines. A comprehensive plan was developed and all system conversions and testing were substantially completed as of December 31, 1998. Additionally, the Company has prepared a Y2K Disaster Recovery Plan and has trained its staff in emergency preparedness. The Company estimates its total costs over the three-year period 1998 - 2000 will be approximately $136,000, of which $125,000 has been incurred through September 30, 1999. None of these costs, however, are expected to materially impact the results of operations in any one reporting period.

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


                                                     First Coastal Bancshares


Date:       November 15, 1999                        _________________________
                                                     Don M. Griffith
                                                     Chief Executive Officer,
                                                     Chairman and Director


Date:       November 15, 1999                        _________________________
                                                     Deborah A. Marsten
                                                     Chief Financial Officer,
                                                     Vice Chair of the Board
                                                     and Secretary