Form 10KSB
period 1999-12-31
FIRST COASTAL BANCSHARES
filed 2000-03-30
CIK 1073932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from __________ to __________

                        Commission file number: 333-68207

                            FIRST COASTAL BANCSHARES
                 (Name of small business issuer in its charter)

                California                                     95-4693574
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

  275 Main Street, El Segundo, California                         90245
 (Address of principal executive offices)                      (Zip Code)


                    Issuer's telephone number (310) 322-2222

         Securities registered under Section 12(b) of Exchange Act: None
           Securities registered under Section 12(g) of Exchange Act:

                           Common Stock, No par value
                                (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes |X|  No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                                             |X|

The issuer's net revenues for its most recent fiscal year was $9.1 million.

The aggregate market value of voting stock held by non-affiliates of the issuer as of March 15, 2000 was $2,493,324.

Number of registrant's shares of Common Stock outstanding as of March 15, 2000 was 1,232,428.

Documents incorporated by reference: None.

                            FIRST COASTAL BANCSHARES

                                Table of Contents


                                                                                                                        Page
                                                                                                                        ----
Part I

       Item 1.    Business............................................................................................... 1
       Item 2.    Properties............................................................................................ 28
       Item 3.    Legal Proceedings..................................................................................... 28
       Item 4.    Submission of Matters to a Vote of Security Holders................................................... 28

Part II

       Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters............................. 29
       Item 6.    Selected Financial Data............................................................................... 30
       Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations................. 31
       Item 8.    Financial Statements and Supplementary Data........................................................... 46
       Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................. 74

Part III

       Item 10.   Directors and Executive Officers of the Registrant.................................................... 74
       Item 11.   Executive Compensation................................................................................ 74
       Item 12.   Security Ownership of Certain Beneficial Owners and Management........................................ 74
       Item 13.   Certain Relationships and Related Transaction......................................................... 74

                                    Part IV

       Item 14.   Exhibits and Reports on Form 8-K...................................................................... 75

                                     PART I

ITEM 1. BUSINESS

General

We are the parent of First Coastal Bank, National Association (the "Bank"), a national bank headquartered at 275 Main Street, El Segundo, California, which commenced operations as a nationally chartered bank on November 29, 1984, and First Coastal Capital Trust (the "Trust") which was formed in 1999 to issue 11 7/8% Cumulative Preferred Stock. We were incorporated under the laws of the State of California on October 17, 1996, and we conduct the majority of our business activities through the Bank. The Bank is a member of the Federal Reserve System and its deposits are insured by the FDIC up to the maximum limits prescribed by law.

In this section, the terms "Company", "we" and "our" refers to First Coastal Bancshares, the Bank and the Trust.

Our Business Strategy

Our business strategy is to:

     o Cater to small businesses, executives and professionals by offering quality, personalized financial services which have become less available due to consolidation in the banking industry.

     o Build our deposit base and loan portfolio through relationship banking that is attentive to the needs of our customers.

     o Selectively acquire or merge with other banks to decrease costs as a percentage of revenues and expand our geographical presence, initially in the South Bay, West Los Angeles and San Fernando Valley areas of Southern California.

We See Opportunities Created by Mergers in the Banking Industry

We believe that the rapid consolidation of banks and the formation of large, impersonal financial institutions has caused, and will continue to cause, small business, executive and professional customers to seek the service-oriented, customized and quality services which we offer. According to the FDIC, the five largest financial institutions in Los Angeles County hold more than half of all deposits in the region. The Bank has a market share of less than 0.1% of the large, growing and diverse Los Angeles County market, which in 1997 had over $100 billion in total banking deposits, population of over 9.5 million and a per capita income of over $25,000. We believe our strategy, if successfully executed, will allow us to grow faster than the overall market. In addition, a very small shift in our market share represents large potential growth from our small base.

Internal Growth

Our internal growth strategy is primarily focused on "total relationship banking", which means developing a personalized package of financial services and providing superior service to customers with high transactional needs. By focusing on customer relationships, we believe that we fill a niche neglected by the larger banks.

Our target market consists of small businesses, executives and professionals in the South Bay, West Los Angeles and San Fernando Valley areas of Southern California. We have hired, and will continue to hire, highly motivated and well-compensated business development officers to generate significant deposit relationships. Our objective is to retain the most effective business development team of any community bank in Southern California and to support them with quality financial products and exceptional customer service. In addition, we have focused on selling financial products that bear a logical relationship to each other, such as money market and time deposits, to our relationship customers. We introduced cash management services such as courier "sweeps", electronic banking and "third party deposit processing" through Wells Fargo Bank. In addition, we began developing "internet" banking through our website "e-businessbank" which we will have operative in Year 2000. We believe that our internal growth strategy sets us apart from other community banks in the region.

We recognize that relationship banking may result in slower loan growth than "loan production" banking, which places a premium on maximizing the number of outstanding loans. Therefore, we supplement local relationship lending with loans, generally consisting of well-secured commercial and real estate loans, originated by a select group of loan production agents. We seek to maximize the quality of these loans and will accept a lower fixed-rate nominal loan yield for higher credit worthiness and security. In addition, we may purchase out-of-state loan pools consisting of well-seasoned single family residential loans in order to create geographical diversification and to generate a higher yield than our securities portfolio. We do not lend to hedge funds or invest in foreign securities, which we believe minimizes our exposure to international economic problems.

Growth through Acquisitions

Acquisitions will continue to play a key role in augmenting internal growth and lowering our unit costs. Due to our small size and focus, we believe that we have the opportunity to significantly improve our customer service as well as our operations. Our acquisition objectives are to:

          o Increase our return on capital by trimming redundant operations and thereby lower operating expenses as a percentage of revenues.

          o    Increase our low-cost deposit base and geographic coverage.

          o    Leverage   opportunities  to  sell  related  products  and  offer
               improved services to the customers of the banks we acquire.

To date we have completed two acquisitions. On June 26, 1997, we acquired Marina Bank, with total assets of $21 million. On March 8, 1999, we acquired American Independent Bank with total assets of $38 million. See Note T to the consolidated financial statements, included in Item 8, for additional information on these acquisitions.

Employees

As of December 31, 1999, we employed 40 full-time equivalent employees. Part-time employees are converted to full-time equivalent employees based on the percentage of their weekly hours worked compared to 40 hours. We believe that we enjoy satisfactory relations with our employees.

Competition

The banking business in California generally, and our market area specifically, is highly competitive. A number of major banks have offices in our market area and currently dominate loan and deposit origination. We compete for deposits and loans principally with these major banks, as well as with savings and loan associations, finance companies, credit unions and numerous other financial institutions located in our market area.

We consider our primary service to range from the South Bay to the San Fernando Valley in western Los Angeles County. Our service area includes numerous branches of larger banks and savings institutions.

Among the advantages which the major banks have over us are their ability to finance extensive advertising campaigns and to offer the convenience of many retail outlets. Many of the major banks operating in our service area offer services, such as trust and international banking services, which we do not offer directly. In addition, these larger banks usually have substantially higher limits than we do.

Supervision and Regulation

Introduction

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation's insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including:

     o    the Board of Governors of the Federal Reserve System (the "FRB");

     o    the office of the Comptroller of the Currency (the "OCC"); and

     o    the Federal Deposit Insurance Corporation (the "FDIC").

The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations. Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things:

     o    the scope of business that they may conduct;

     o    investments that they can make;

     o    reserves that must be maintained against deposits;

     o capital levels that must be maintained relative to the amount and risks associated with assets;

     o    the nature and amount of collateral that may be taken to secure loans;

     o    the establishment of new branches;

     o    mergers and consolidations with other financial institutions; and

     o    the amount of dividends that the Company and the Bank may pay.

The following summarizes the material elements of the regulatory framework that applies to the Company and any subsidiaries, including the Bank. It does not describe all of the statutes, regulations and regulatory policies that are applicable. Also, it does not restate all of the requirements of the statutes, regulations and regulatory policies that are described. Consequently, the following summary is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business of the Company and the Bank.

Supervision and Regulation - The Company

General. The Company, as a bank holding company registered under the BHCA, is subject to regulation by the FRB. According to FRB policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support it in circumstances where the Company might not otherwise do so. Under the BHCA, the Company and its subsidiaries are subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries with the FRB, as may be required.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Commissioner of the California Department of Financial Institutions (the "Commissioner"). Regulations have not yet been proposed or adopted or steps otherwise taken to implement the Commissioner's powers under this statute.

Bank Holding Company Liquidity. The Company is a legal entity, separate and distinct from the Bank. Although there exists the ability to raise capital on its own behalf or borrow from external sources, it may also obtain additional funds through dividends paid by, and fees for services provided to, the Bank. However, regulatory constraints may restrict or totally preclude the Bank from paying dividends to the Company.

The Company is entitled to receive dividends, when and as declared by the Bank's Board of Directors, out of funds legally available therefor, as specified and limited by the OCC's Regulations. Pursuant to the OCC's Regulations, funds available for a national bank's cash dividends are restricted to the lesser of the bank's: (i) retained earnings; or (ii) net income for the current and past two fiscal years (less any dividends already paid during such period), unless approved in advance by the OCC. Furthermore, if the OCC determines that a dividend would cause a bank's capital to be impaired or that payment would cause it to be undercapitalized, the OCC can prohibit payment of a dividend if it is an unsafe and unsound banking practice.

Since the Bank is an FDIC insured institution, it is therefore possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

Transactions  With Affiliates.  The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Bank within the meaning of Sections 23A and 23B of the Federal Reserve Act. Pursuant thereto, loans by the Bank to affiliates, investments by the Bank in affiliates' stock, and taking affiliates' stock by the Bank as collateral for loans to any borrower will be limited to 10% of the Bank's capital, in the case of any one affiliate, and will be limited to 20% of the Bank's capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. (See "Supervision and Regulation - The Bank - Recent Legislation and Regulatory Developments - 1. Gramm-Leach-Bliley Act - Facilitating Affiliations and Expansion of Financial Activities" herein.)

Limitations on Businesses and Investment Activities. Under the BHCA, a bank holding company must obtain the FRB's approval before:

     o directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company;

     o    acquiring all or substantially all of the assets of another bank; or

     o    merging or consolidating with another bank holding company.

The FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB must give effect to applicable state laws limiting the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institutions in the state in which the target bank is located, provided that those limits do not discriminate against out-of-state depository institutions or their holding companies, and state laws which require that the target bank have been in existence for a minimum period of time, not to exceed five years, before being acquired by an out-of-state bank holding company.

In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be "so closely related to banking as to be a proper incident thereto." The Company therefore is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

     o making or acquiring loans or other extensions of credit for its own account or for the account of others;

     o    servicing loans and other extensions of credit;

     o operating a trust company in the manner authorized by federal or state law under certain circumstances;

     o    leasing  personal  and real  property or acting as agent,  broker,  or
          adviser  in  leasing  such   property  in   accordance   with  various
          restrictions imposed by FRB regulations;

     o providing financial, banking, or economic data processing and data transmission services;

     o owning, controlling, or operating a savings association under certain circumstances;

     o    selling money orders, travelers' checks and U.S. Savings Bonds;

     o providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and

     o    underwriting   and  dealing  in  obligations  of  the  U.S.,   general
          obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

     o the customer must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust service;

     o the customer must obtain or provide some additional credit, property or service from or to the Company the Bank; or

     o the customer may not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Generally, the BHCA does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the "GLB Act" or the "Financial Modernization Act"). The GLB Act significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act permits banks and bank holding companies to engage in previously prohibited activities under certain conditions. Also, banks and bank holding companies may affiliate with other financial service providers such as insurance companies and securities firms under certain conditions. Consequently, a qualifying bank holding company, called a financial holding company ("FHC"), can engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are beyond those permitted for traditional bank holding companies. Moreover, various non-bank financial service providers which were previously prohibited from engaging in banking can now acquire banks while also offering services such as securities underwriting and underwriting and brokering insurance products. The GLB Act also expands passive investment activities by FHCs, permitting them to indirectly invest in any type of company, financial or nonfinancial, through merchant banking activities and insurance company affiliations. (See "Supervision and Regulation - The Bank - Recent Legislation and Regulatory Developments - 1. Gramm-Leach-Bliley Act" herein.)

Capital Adequacy. Bank holding companies must maintain minimum levels of capital under the FRB's risk based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB's risk-based capital adequacy guidelines for bank holding companies and state member banks, discussed in more detail below (see "Supervision and Regulation - The Bank - Recent Legislation and Regulatory Developments - 4. Risk-Based Capital Guidelines" herein), assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the GLB Act, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Limitations on Dividend Payments. California Corporations Code Section 500 allows the Company to pay a dividend to its shareholders only to the extent that the Company has retained earnings and, after the dividend, the Companys assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits), and the Companys current assets would be at least equal to its current liabilities.

Additionally, the FRB's policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

Supervision and Regulation - The Bank

General. As a national banking association which is a member of the Federal Reserve System and whose deposits are insured by the FDIC up to the maximum extent provided by law, the Bank is subject to regulation, supervision and regular examination by the OCC, the FDIC and the FRB. California law exempts all banks from usury limitations on interest rates. Supervision, regulation and examination of the Bank by regulatory agencies are generally intended to protect depositors and the FDIC's insurance fund and not the Bank's shareholder.

Recent Legislation and Regulatory Developments. From time to time legislation is proposed or enacted which has the effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions. Various federal laws enacted over the past several years have provided, among other things, for the maintenance of mandatory reserves with the FRB on deposits by depository institutions (state reserve requirements have been eliminated); the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain of their customers' accounts. Federal regulators have been given increased authority and means for providing financial assistance to insured depository institutions and for effecting interstate and cross-industry mergers and acquisitions of failing institutions. These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial service providers, and increasing the cost of funds to banks and other depository institutions.

1.  Gramm-Leach-Bliley Act

General. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. The GLB Act represents the most significant revision of the banking and financial services industry laws since the Depression Era by revising the BHCA and permitting full affiliations with other financial service providers. The GLB Act permits a qualified bank holding company, called a financial holding company, to engage in a full range of financial activities including banking, insurance, securities activities, as well as merchant banking and other activities that are financial in nature. The following discusses the more significant elements of the GLB Act.

Facilitating Affiliations and Expansion of Financial Activities. The GLB Act:

     o eliminates many federal and state barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers;

     o establishes a statutory framework for permitting full affiliations to occur;

     o provides financial organizations with flexibility in structuring new financial affiliations through the FHC structure or through a bank financial subsidiary, with certain safeguards and limitations;

     o preserves the role of the FRB as the umbrella supervisory authority for those FHCs, while incorporating a system of functional regulation designed to utilize the strengths of various federal and state regulatory authorities; and

     o establishes a mechanism for coordination between the FRB and the Secretary of the Treasury (the "Secretary") regarding the approval of new financial activities for both holding companies and financial subsidiaries of national banks.

Safety and soundness is also emphasized by requiring that banks and holding companies be "well capitalized" and "well managed" in order to engage in the new activities and affiliations contemplated by the GLB Act, with the appropriate regulators given authority to address any failure to maintain safety and soundness standards in a prompt manner.

Financial Affiliations and Activities. The GLB Act repeals previous statutory prohibitions by permitting bank holding companies and FRB member banks to engage in previously prohibited activities and affiliations. Specifically, the GLB Act adds Section 6 to the BHCA, designating qualifying bank holding companies engaging in the new, permissible financial activities and affiliations as FHCs. In order for a bank holding company to qualify as an FHC, its subsidiary depository institutions must be "well managed," "well capitalized," and have at least a "satisfactory" Community Reinvestment Act ("CRA") rating as of their last examination.

On January 19, 2000, the FRB adopted interim regulations under Subpart I of Regulation Y implementing the FHC provisions of the GLB Act. The interim regulations, subject to revision, became effective March 11, 2000. Under the interim regulations, a bank holding company must submit a declaration to the FRB stating that the company elects to become an FHC and a certification that all depository institutions controlled by the company are "well capitalized" and "well managed." Providing that those requirements are met and that the depository institutions have at least a "satisfactory" CRA rating, the election to become an FHC is effective on the 31st day after the FRB receives the election.

If any of an FHC's subsidiary depository institutions fails to retain a "well managed" or "well capitalized" status, the FHC must execute an agreement with the FRB within 45 days after notice of the deficiency, agreeing to implement specific corrective measures to return the FHC to compliance. After the agreement is executed, the FHC will have 180 days to correct any management or capital deficiencies. Until the FRB has determined that the deficiencies have been corrected, the FRB may impose any conditions or limitations on the conduct or activities of an FHC or on any of its affiliates that the FRB deems appropriate and consistent with the BHCA and the FHC and its affiliates may not engage in any additional activities permitted by the GLB Act without the FRB's prior approval.

If the FHC fails to correct the capital and management deficiencies within 180 days, the FRB may require the FHC to divest itself of any insured depository institutions or the FRB may require the FHC to cease engaging (both directly and through any subsidiary that is not a depository institution or a subsidiary of a depository institution) in all activities that are not otherwise permissible for a traditional bank holding company pursuant to the FRB's Regulation Y.

If any one of an FHC's depository institution falls out of compliance with the "satisfactory" CRA rating requirement, the FHC may continue existing activities permitted by the GLB Act. However, the FHC may not commence any additional GLB Act activities, or acquire direct or indirect control of any entity engaged in such activities.

The GLB Act permits FHCs to engage in non-banking activities beyond those permitted for traditional bank holding companies. Rather than requiring that the non-banking activities be "closely related to banking," FHCs may engage in those that the FRB determines to be financial in nature, incidental to activities that are financial in nature, or complimentary to financial activities. The GLB Act enumerates certain permissible activities that the FRB considers financial in nature. FHCs, however, may only engage in complimentary financial activities if the FRB determines that the complimentary activities do not pose a substantial risk to the safety and soundness of the FHC's depository institutions or the financial system in general.

For those expanded financial activities that are not specifically enumerated in the GLB Act, the FRB has the primary authority to determine which activities are financial in nature, incidental or complimentary, and may act by regulation or order. However, the FRB may not act unilaterally. Pursuant to the GLB Act, a consultive process between the FRB and the Secretary is required. The Secretary may also make similar proposals to the FRB with respect to determining whether proposed activities are financial in nature or incidental to financial activities regarding financial subsidiaries of national banks. Such a process is intended to bring a balance to the determinations regarding the type of activities that are financial and limit so-called "regulatory shopping" by financial service providers.

A qualifying FHC may engage in any new activity enumerated in the GLB Act without receiving prior approval from the FRB. Rather, the FHC is only required to file a notice with the FRB within 30 days after the activity is commenced or a company is acquired. The new activities enumerated in the GLB Act which are specifically considered financial in nature include:

     o underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker;

     o    providing financial or investment advice;

     o issuing or selling interests in pools of assets that a bank could hold;

     o all underwriting, dealing in or making markets in securities without any revenue limitation;

     o engaging within the United States in any activity that a bank holding company could engage in outside of the country, if the FRB determined, before the GLB Act, that the activity was usual in connection with banking or other financial operations internationally;

     o    sponsoring and distributing all types of mutual funds;

     o    investment company activities;

     o    merchant banking equity investment activities;

     o    insurance company equity investments; and

     o engaging in any activity that the FRB determined before the GLB Act to be permitted for a bank holding company that is not an FHC.

The most significant of the new activities authorized by the GLB Act are merchant banking and insurance company portfolio investment powers. Before enactment of the GLB Act, bank holding companies were limited in their ability to make equity investments, including controlling equity investments, to entities that were engaged in activities that were closely related to the business of banking. At the same time securities and insurance companies were free to make merchant banking and insurance company portfolio investments in virtually any kind of financial or non-financial company. Recognizing that such investments are financial in nature, the GLB Act substantially expands the authority of an FHC to make controlling equity investments in any kind of entity, including those engaged in non-financial activities.

Merchant Banking. The GLB Act permits FHC's to make controlling equity investments in virtually any business entity (including those that engage in non-financial activities) by permitting the FHC to engage in merchant banking activities. In order to engage in merchant banking activities:

     o the investment must not be made by a depository institution subsidiary of the FHC, or by a subsidiary of a depository institution;

     o    the FHC must own a securities affiliate;

     o the investment must be made as part of a bona fide underwriting or merchant or investment banking activity, including investment activities engaged in for the purpose of appreciation and ultimate resale or disposition of the investment;

     o the investment must be held for a period of time to enable the sale or disposition thereof on a reasonable basis consistent with the financial viability of the bona fide underwriting or merchant or investment banking activity; and

     o the FHC must not routinely manage or operate the entity in which the investment is made, except as may be required to obtain a reasonable return on investment upon sale or disposition.

Insurance Company Portfolio Investments. The GLB Act permits FHCs to affiliate with insurance companies. The GLB Act recognizes that, as part of their ordinary business, insurance companies frequently invest funds received from policyholders in most or all of the shares of stock of a company that may not be engaged in a financial activity. New Section 4(k)(4)(I) of the BHCA permits an insurance company that is affiliated with a depository institution to continue insurance company portfolio investment activities, provided that certain requirements are met. Specifically, the investments held by an insurance company affiliate of a depository institution must:

     o be acquired and held by an insurance company that is predominantly engaged in underwriting life, accident and health, or property and casualty insurance, or in providing and issuing annuities;

     o    represent  investments  made in the ordinary  course of the  insurance
          company's  business,   according  to  relevant  state  insurance  laws
          governing such investments; and

     o not be routinely managed or operated by the FHC, except as may be necessary or required to obtain a reasonable return.

To the extent that an FHC does participate in management of the portfolio, participation would be limited to safeguarding the investments under the applicable requirements of state insurance laws.

The GLB Act imposes other restrictions on equity investment activities of FHCs. First, a depository institution controlled by an FHC may not cross market the products or services of a company in which the FHC has made a merchant banking or insurance company portfolio investment (a "portfolio company"), and vice versa. However, the GLB Act does not prevent a nonbank affiliate of an FHC and a portfolio company from cross marketing each other's products.

Second, a controlling investment made pursuant to the GLB Act's merchant banking or insurance company portfolio investment authority would make the portfolio company an "affiliate" of the FHC's depository institution for purposes of Sections 23A and 23B of the Federal Reserve Act. Moreover, the GLB Act establishes a presumption that an investment of 15% or more in the equity of a portfolio company will make the portfolio company an affiliate. Thus, an affiliated depository institution's credit and asset purchase transactions will be subject to the "covered transaction" restrictions of Sections 23A and 23B of the Federal Reserve Act, including quantitative limits, collateral requirements, and the "arms'-length" transaction standard.

The Riegle-Neal Act was amended to apply its prohibitions against establishment of deposit production offices to interstate branches acquired or established under the GLB Act, including all branches of a bank owned by an out-of-state bank holding company.

Preemption of State Law. The GLB Act affirms that the states are the primary legal authority to regulate the insurance business and related activities. However, in their regulation of insurance activities, state laws are pre-empted to the extent that they prohibit the affiliations permitted under the GLB Act. States may not prevent or restrict depository institutions or their affiliates from engaging in any activity permitted under the GLB Act, such as insurance sales, solicitations and cross-marketing. States, however are allowed to continue regulating other insurance activities such as licensing and requiring that insurance companies maintain certain levels of capital.

Additionally, state regulation of other activities is not pre-empted, even if they do prevent or restrict an activity permitted under the GLB Act, so long as they do not discriminate. Consequently, state securities regulations are not pre-empted with respect to a state's ability to investigate and enforce certain unlawful transactions or require licensing. Similarly, state corporation and antitrust laws are not pre-empted so long as such laws are consistent with the intent of the Financial Modernization Act permitting affiliations.

Streamlining Supervision of Bank Holding Companies. The GLB Act authorizes the FRB to examine each holding company and its subsidiaries. The legislation provides that the FRB may require a bank holding company or any subsidiary to submit reports regarding: financial condition; monitoring of financial and operating risks; transactions with depository institutions; and compliance with the BHCA and other laws that the FRB has jurisdiction to enforce. The FRB, however, is directed to use existing examination reports prepared by functional regulators of the particular activity, publicly reported information and reports filed with other agencies to the fullest extent possible.

The FRB may only directly examine subsidiaries that are functionally regulated by other federal or state agencies if it:

     o has a reasonable basis to believe that the subsidiary is engaged in activities that pose a material risk to an affiliated depository institution;

     o    reasonably  believes,  after  reviewing  the  relevant  reports,  that
          examining  the   subsidiary   is  necessary  to   adequately   provide
          information regarding its risk monitoring systems; or

     o has a reasonable basis to believe that the subsidiary is not in compliance with the BHCA or other federal law that the FRB has specific authority to enforce, and the FRB cannot make the determination through an examination of an affiliated depository institution or the holding company.

The FRB is not authorized to mandate capital requirements for any subsidiary that is functionally regulated by another agency and which is in compliance with the capital requirements prescribed by another federal or state regulatory authority. Insurance and securities activities conducted in regulated entities are subject to functional regulation by relevant state insurance authorities and the Securities and Exchange Commission (the "SEC"), respectively.

Also, the FRB cannot force a broker-dealer or insurance company that is a bank holding company to contribute additional capital to a depository institution, if the company's functional regulator determines, in writing, that the contribution would have a material adverse effect on the broker-dealer or insurance holding company. If a functional regulator, however, makes such a determination, the FRB has authority to require the bank holding company to divest its interests in the depository institution. The limitations on the FRB also apply to all federal banking agencies. Thus, the OCC which regulates national banks, the OTS, which regulates federal savings banks, and the FDIC will not be able to assume and duplicate the function of being the general supervisory authority over functionally regulated subsidiaries of banks. However, the GLB Act specifically preserves the FDIC's authority to examine a functionally regulated affiliate of an insured depository institution, if it is necessary to protect the deposit insurance fund.

The GLB Act also specifically limits the FRB's ability to take indirect action against functionally regulated affiliates. Consequently, the FRB may not promulgate rules, adopt restrictions, safeguards or any other requirement affecting a functionally regulated affiliate unless:

     o the action is necessary to address a "material risk" to the safety and soundness of a depository institution affiliate or to the domestic or international payments system; and

     o it is not possible to guard against that material risk through requirements imposed upon the depository institution directly.

Financial Subsidiaries of National Banks. In addition to the permissible statutory subsidiaries (agricultural credit corporations, bank service companies and community development corporations, etc.) and operating subsidiaries (subsidiaries engaged in activities that a national bank itself can perform), the GLB Act permits national banks to establish and operate a third class of subsidiary known as a financial subsidiary. A financial subsidiary is a subsidiary that performs financial activities that a national bank either cannot otherwise perform itself, or that a national bank cannot otherwise own if not for the enabling provisions of GLB Act.

Financial activities for national banks are essentially the same as those for FHCs. Thus, national banks, through financial subsidiaries, are permitted to engage in the enumerated financial activities authorized by the GLB Act. However, the following activities, although permissible for FHCs, are prohibited for financial subsidiaries of national banks and can only be performed in nonbank subsidiaries of FHCs. These prohibited activities are:

     o insurance or annuity underwriting, except that underwriting title insurance is permitted for national banks in those states where state-chartered banks may do so;

     o    insurance company portfolio investments;

     o    merchant banking; and

     o    real  estate  investment  and  development   activities  beyond  those
          directly authorized by law.

The Secretary, in concert with the FRB, may jointly adopt rules lifting the insurance underwriting, insurance company portfolio investment, and merchant banking prohibitions beginning November 12, 2004. Additionally, the Secretary, in conjunction with the FRB, has the authority to determine whether additional activities are financial in nature and must follow the same evaluation criteria that the FRB uses in determining additional financial activities for FHC purposes.

On January 19, 2000, the OCC issued a proposal to amend Part 5 of its regulations to provide that a national bank may establish a financial subsidiary if:

     o the national bank and its depository institution affiliates meet the same "well capitalized," "well managed" and "satisfactory" CRA rating standards for bank subsidiaries of FHCs;

     o the aggregate consolidated financial assets of all of the national bank's financial subsidiaries does not exceed the lesser of 45% of the consolidated net assets of the parent bank or $50 billion; and

     o a national bank that is one of the nation's 100 largest insured banks, determined on the basis of consolidated total assets, has at least one issue of outstanding eligible debt that is rated in one of the three highest investment grade categories.

The proposed regulations provide for a filing and notification process. Once expanded activities have commenced in a financial subsidiary, the proposed regulations require a national bank to comply with certain conditions in order to ensure that proper safeguards are implemented. These conditions include, but are not limited to:

     o requiring the national bank to deduct the total amount of its investment in the financial subsidiary from its assets and equity for purposes of determining regulatory capital, and presenting the information separately in any published financial statements for the bank;

     o prohibiting the consolidation of the financial subsidiary's assets and liabilities with those of the bank;

     o requiring the national bank to establish adequate policies and procedures to maintain the separate corporate identities of the bank and its financial subsidiaries; and

     o requiring adoption and implementation of policies and procedures to identify and manage financial and operational risks associated with the financial subsidiary.

Subsidiaries of State-Chartered Nonmember Banks. The GLB Act added Section 46 to the Federal Deposit Insurance Act (the "FDI Act") which permits state nonmember banks to hold interests in a subsidiary that are essentially equivalent to a national bank's financial subsidiary. Additionally, the state nonmember bank must comply with substantially all of the requirements and conditions imposed on national banks in order to qualify and maintain their investments in financial subsidiaries established under the GLB Act, except that there is no requirement that the state nonmember bank be "well managed." However, the FDI Act requires the FDIC's consent to an investment in any financial subsidiary of a state-chartered institution.

Broker-Dealer Activities. The GLB Act provides for the functional regulation of bank securities activities by the SEC. The GLB Act replaces the broad bank exemption from broker-dealer regulation under the Securities Exchange Act of 1934 (the "'34 Act"). The amendments include certain previously excluded activities within the definition of "broker" and "dealer," thereby subjecting those activities to the registration requirements and regulation of the '34 Act, with an exception for certain activities in which banks have traditionally engaged.

These exemptions relate to:

     o    third-party networking arrangements;

     o    trustee  and  fiduciary   activities  if  the  bank:  (i)  is  chiefly
          compensated  by means of  administration  and certain other fees;  and
          (ii) does not publicly solicit brokerage deposits; and

     o identified banking products such as commercial paper, bankers' acceptances, employee and shareholder benefit plans, sweep accounts, affiliate transactions, private placements, safekeeping and custody services, asset-backed securities, derivatives and other identified banking products.

The GLB Act also amends the Investment Company Act and the Investment Advisers Act, subjecting banks that advise mutual funds to the same regulatory scheme as other advisers to mutual funds. It also requires banks to make additional disclosures when a fund is sold or advised by a bank.

Insurance Activities. In addition to affirming that states are the functional regulators of insurance activities, the GLB Act prohibits federally-chartered banks from engaging in any activity involving the underwriting and sale of title insurance. National banks may, however, sell title insurance products in any state in which state-chartered banks are permitted to do so, so long as those activities are undertaken in the same manner, to the same extent, and under the same restrictions that apply to state-chartered banks.

The GLB Act requires the federal bank regulatory agencies and state insurance regulators to coordinate efforts to supervise companies that control both depository institutions and entities engaged in the insurance business, and to share supervisory information including financial condition and affiliate transactions on a confidential basis. Federal agencies are further directed to provide notice to and consult with state regulators before taking actions which affect any affiliates engaging in insurance activities.

Unitary Savings and Loan Holding Company Provisions. The GLB Act amends the Home Owners' Loan Act (the "HOLA") to prohibit unitary savings and loan holding companies from engaging in non-financial activities or affiliations with non-financial organizations. The prohibition applies to applications to form unitary savings and loan holding companies filed with the OTS after May 4, 1999. Unitary savings and loan holding companies existing or whose applications were pending on or before May 4, 1999, retain their authority to engage in nonfinancial activities and affiliations.

The prohibition on non-financial affiliations, however, does not prevent transactions that involve corporate reorganizations. Specifically, it does not prohibit transactions that solely involve an acquisition, merger, consolidation or other type of business combination of a savings and loan holding company (or any savings association subsidiary) with another company, where both are under common control.

Consumer Privacy Protection. The GLB Act enhances financial privacy laws by imposing an affirmative and continuing obligation to respect the privacy and protect the confidentiality of nonpublic personal customer information provided by a consumer to a financial institution, or otherwise obtained by the financial institution. For purposes of the privacy provisions of the GLB Act, a financial institution means any entity engaging in the financial activities that are listed in the new Section 4(k) of the of the BHCA. Thus, the privacy protections extend to all entities engaged in financial activities defined in the GLB Act, whether or not they are affiliated with banks or bank holding companies, FHCs or banks.

The GLB Act also makes it a federal crime to obtain, attempt to obtain, disclose, cause to be disclosed or attempt to cause to be disclosed customer information of a financial institution through fraudulent or deceptive means. These include misrepresenting the identity of the person requesting the information and misleading an institution or customer into making unwitting disclosures of confidential information. In addition to criminal sanctions, the legislation provides for a private right of action and enforcement by state attorneys general.

Federal Home Loan Bank System Modernization. The Federal Home Loan Bank System Modernization Act of 1999 (the "FHLBSMA") was enacted as part of the GLB Act. The FHLBSMA reforms the Federal Home Loan Bank System (the "FHLBS") in several ways. The more significant changes include:

     o    voluntary   rather  than  mandatory   membership  of  federal  savings
          associations in the FHLBS;

     o permitting all community financial institutions (i.e. institutions whose deposits are insured by the FDIC and have less than $500 million in average total assets) to obtain advances from Federal Home Loan Banks; and

     o permitting any community financial institution greater access to FHLBS credit facilities by expanding the types of assets that may be pledged as collateral, including small business, agricultural, rural development, or low-income community development loans.

In addition, a number of restrictions that had applied to FHLBS member institutions which did not comply with the Qualified Thrift Lender ("QTL") requirements under the HOLA were abolished, including: the Federal Home Loan Bank stock purchase requirements; the requirement that advances only be given for housing related purposes; the 30% limit on total advances for non-QTL members; and certain restrictions that applied to non-QTL thrift institutions.

Community Reinvestment Act Provisions. In addition to the maintenance of at least a "satisfactory" CRA rating in order to qualify for expanded activities, the GLB Act amends the FDIA to require full disclosure of agreements entered into between an insured depository institution or its affiliates and non-governmental entities or persons made under or in connection with fulfillment of the CRA. These agreements are to be made available to the public and federal regulatory agencies. Annually, the parties to each CRA agreement are required to report the use of resources provided to the participating bank's primary federal regulator.

Other provisions affecting the CRA include:

     o reducing the frequency of CRA examinations for banks with less than $250 million in assets to once every five years if they have "outstanding" CRA ratings, and once every four years if they have "satisfactory" ratings;

     o requiring an FRB study of the default rates, delinquency rates and profitability of CRA loans; and

     o requiring a Treasury study of whether adequate services are being provided under the CRA.

Other Provisions. Other provisions of the GLB Act include, but are not limited to:

     o requiring ATM operators who impose a fee for use of an ATM by a non-customer to post notice on the ATM and on the screen that a fee will be charged, the amount of the fee and that no fee will be imposed unless such notices are made and the customer elects to proceed with the transaction;

     o requiring a General Accounting Office study of possible revisions to the Internal Revenue Code's Subchapter S corporation rules to permit greater access by community banks to Subchapter S tax treatment; and

     o requiring a General Accounting Office study analyzing the conflict of interest faced by the FRB between its role as a primary regulator of the banking industry and its role as a vendor of services to the banking and financial services industry.

Conclusion. The provisions of the GLB Act are numerous and become effective at various times between the date of enactment and the middle of 2001 and beyond. Additionally, various federal regulatory authorities including the FRB, OCC, FDIC, OTS and SEC have only started to promulgate the regulations and interpretations required by the GLB Act. Furthermore, procedures for the coordination of information among regulators, both state and federal, have yet to be formulated. Management of the Company and the Bank, therefore, cannot estimate with any degree of certainty the effect that the GLB Act, future regulations and future regulatory information sharing will have on the financial condition, results of operations or future prospects of the Company or the Bank.

Finally, the provisions of the GLB Act, particularly those permitting affiliations and expansion of activities, may prompt mergers, joint ventures, partnerships and other affiliations among providers of banking, insurance and securities services, both domestically and internationally. The extent and magnitude of these affiliations and their impact on the Company, the Bank or on the banking industry in general cannot be predicted.

2.   Interstate Banking

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to open branches across state lines and also amended the BHCA to make it possible for bank holding companies to buy out-of-state banks in any state and convert them into interstate branches.

The amendment to the Bank Holding Company Act permits bank holding companies to acquire banks in other states provided that the acquisition does not result in the bank holding company controlling more than 10 percent of the deposits in the United States, or 30 percent of the deposits in the state in which the bank to be acquired is located. However, the Riegle-Neal Act also provides that states have the authority to waive the state concentration limit. Individual states may also require that the bank being acquired be in existence for up to five years before an out-of-state bank or bank holding company may acquire it.

The Riegle-Neal Act permits interstate branching through merging of existing banks, provided that the banks are at least adequately capitalized and demonstrate good management. The states were also authorized to enact laws to permit interstate banks to branch de novo. All banks, however, are prohibited from using the interstate branching authority of the Riegle-Neal Act for the primary purpose of deposit production or the establishment of deposit production offices. (See "- 1. Gramm-Leach-Bliley Act - Facilitating Affiliations and Expansion of Financial Activities" herein.)

The California Interstate Banking and Branching Act of 1995 ("CIBBA") authorized out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years, unless the California bank is in danger of failing or in certain other emergency situations, but limits interstate branching into California to branching by acquisition of an existing bank. CIBBA allows a California state bank to have agency relationships with affiliated and unaffiliated insured depository institutions and allows a bank subsidiary of a bank holding company to act as an agent to receive deposits, renew time deposits, service loans and receive payments for a depository institution affiliate.

3.   Federal Deposit Insurance

General. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") has resulted in major changes in the regulation of insured financial institutions, including significant changes in the authority of government agencies to regulate insured financial institutions.

Under  FIRREA,   virtually  all  federal  deposit   insurance   activities  were
consolidated under the FDIC, including insuring deposits of federal savings associations, state chartered savings and loans and other depository institutions determined to be operated in substantially the same manner as a savings association. FIRREA established two deposit insurance funds to be administered by the FDIC. The money in these two funds is separately maintained and not commingled. The Bank Insurance Fund (the "BIF") insures deposits of commercial banking institutions and the Savings Association Insurance Fund (the "SAIF") replaced the deposit insurance fund administered by the Federal Savings and Loan Insurance Corporation. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

Deposit Insurance Assessments. Under FIRREA, the premium assessments made on banks and savings associations for deposit insurance were initially increased, with rates set separately for banks and savings associations, subject to statutory restrictions.

Since 1994, the FDIC has assessed deposit insurance premiums pursuant to a risk-based assessment system, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the deposit insurance fund. Under the risk-based assessment system, BIF member institutions such as the Bank are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the OCC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital and supervisory group ratings for SAIF institutions are the same as for BIF institutions. The capital ratios used by the FRB, the FDIC and in the OCC, to define well-capitalized, adequately capitalized and undercapitalized are the same as in the prompt corrective action regulations (discussed below). The BIF and SAIF assessment rates since January 1, 1997 are summarized below; assessment figures are expressed in terms of cents per $100 in insured deposits.


                   Assessment Rates Effective January 1, 1997
                   ------------------------------------------
                                                  Supervisory Group
                                                  -----------------
         Capital Group                 Group A         Group B          Group C
         -------------                 -------         -------          -------
Well Capitalized.................          0                3              17
Adequately Capitalized...........          3               10              24
Undercapitalized.................         10               24              27


Commencing the first quarter of 1997, banks were required to share in the payment of interest on the Financing Corporation Bonds ("FICO Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Previously, the FICO debt was paid solely out of the SAIF assessment base. Prior to January 1, 2000, the FICO assessments imposed on BIF insured institutions were assessed at a rate equal to 1/5 of the rate of the assessments imposed on SAIF insured depository institutions. Between the first quarter of 1997 and the fourth quarter of 1999, the quarterly FICO assessment rates for SAIF insured institutions ranged from a high of $.0650 to a low of $.0582 per $100 in insured deposits. The BIF assessment rate for the same period ranged from a high of $.0130 to a low of $.01164 per $100 in insured deposits. The rates equalized effective January 1, 2000 at $.0212 per $100 in insured deposits. Although the FICO assessment rates are annual rates, they are subject to change quarterly. Since the FICO bonds do not mature until the year 2019, it is conceivable that banks and savings associations will continue to share in the payment of the interest on the bonds until then.

With certain limited exceptions, FIRREA prohibits a bank from changing its status as an insured depository institution with the BIF to the SAIF and prohibits a savings association from changing its status as an insured depository institution with the SAIF to the BIF, without the prior approval of the FDIC.

FDIC Receiverships. Pursuant to FIRREA, the FDIC may be appointed conservator or receiver of any insured bank or savings association. In addition, FIRREA authorized the FDIC to appoint itself as sole conservator or receiver of any insured state bank or savings association for any, among others, of the following reasons:

     o    insolvency of such institution;

     o substantial dissipation of assets or earnings due to any violation of law or regulation or any unsafe or unsound practice;

     o an unsafe or unsound condition to transact business, including substantially insufficient capital or otherwise;

     o any willful violation of a cease and desist order which has become final;

     o    any   concealment  of  books,   papers,   records  or  assets  of  the
          institution;

     o the likelihood that the institution will not be able to meet the demands of its depositors or pay its obligations in the normal course of business;

     o the incurrence or likely incurrence of losses by the institution that will deplete all or substantially all of its capital with no reasonable prospect for the replenishment of the capital without federal assistance; or

     o any violation of any law or regulation, or an unsafe or unsound practice or condition which is likely to cause insolvency or substantial dissipation of assets or earnings, or is likely to weaken the condition of the institution or otherwise seriously prejudice the interest of its depositors.

As a receiver of any insured depository institution, the FDIC may liquidate such institution. The liquidation must be done in an orderly manner. The FDIC may also dispose of any matter concerning the institution that the FDIC determines to be in the institution's, its depositors' and the FDIC's best interests. Additionally, the FDIC, as the conservator or receiver, succeeds to all rights, titles, powers and privileges of the insured institution. Consequently, the FDIC may take over the assets of and operate an institution with all the powers of its members, shareholders, directors or officers, and conduct all business of the institution, collect all obligations and money due to the institution, and preserve and conserve the assets and property of the institution.

Enforcement Powers. Some of the most significant provisions of FIRREA were the expansion of regulatory enforcement powers. FIRREA has given the federal regulatory agencies broader and stronger enforcement authorities reaching a wider range of persons and entities. Some of those provisions included those which:

     o expanded the category of persons subject to enforcement under the Federal Deposit Insurance Act;

     o expanded the scope of cease and desist orders and provided for the issuance of temporary cease and desist orders;

     o provided for the suspension and removal of wrongdoers on an expanded basis and on an industry-wide basis;

     o prohibited the participation of persons suspended or removed or convicted of a crime involving dishonesty or breach of trust from serving in another insured institution;

     o    required the regulators to publicize all final enforcement orders; and

     o provided for extensive increases in the amounts and circumstances for assessment of civil money penalties, civil and criminal forfeiture and other civil and criminal fines and penalties.

Crime Control Act of 1990. The Crime Control Act of 1990 further strengthened the authority of federal regulators to enforce capital requirements, increased civil and criminal penalties for financial fraud, and enacted provisions allowing the FDIC to regulate or prohibit certain forms of golden parachute benefits and indemnification payments to officers and directors of financial institutions.

4.   Risk-Based Capital Guidelines

General. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. The risk-based capital guidelines include both a new definition of capital and a framework for calculating the amount of capital that must be maintained against a bank's assets and off balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with a bank's types of assets and off-balance sheet items. A bank's assets and off balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. A bank's risk-based capital ratio is calculated by dividing its qualifying capital which is the numerator of the ratio, by the combined risk weights of its assets and off balance sheet items which is the denominator of the ratio.

Qualifying Capital. A bank's qualifying total capital consists of two types of capital components: "core capital elements," known as Tier 1 capital and "supplementary capital elements," known as Tier 2 capital. The Tier 1 component of a bank's qualifying capital must represent at least 50% of qualifying total capital and may consist of the following items that are defined as core capital elements:

     o    common stockholders' equity;

     o qualifying noncumulative perpetual preferred stock (including related surplus); and

     o    minority   interests   in  the   equity   accounts   of   consolidated
          subsidiaries.

The Tier 2 component of a bank's qualifying total capital may consist of the following items:

     o    a portion of allowance for loan and lease losses;

     o    certain types of perpetual preferred stock and related surplus;

     o certain types of hybrid capital instruments and mandatory convertible debt securities; and

     o a portion of term subordinated debt and intermediate-term preferred stock, including related surplus.

Risk Weighted Assets and Off Balance Sheet Items. Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk classifications, according to the obligor or, if relevant, the guarantor or the nature of collateral. The aggregate dollar value of the amount in each risk classification is then multiplied by the risk weight associated with that classification. The resulting weighted values from each of the risk classification are added together. This total is the bank's total risk weighted assets comprising the denominator of the risk-based capital ratio.

Risk weights for off-balance sheet items, such as unfunded loan commitments, letters of credit and recourse arrangements, are determined by a two-step process. First, the "credit equivalent amount" of the off-balance sheet items is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor. Second, the credit equivalent amount is treated like any balance sheet asset and is assigned to the appropriate risk category according to the obligor or, if relevant, the guarantor or the nature of the collateral.

Minimum Capital Standards. The supervisory standards set forth below specify minimum capital ratios based primarily on broad risk considerations. The risk-based ratios do not take explicit account of the quality of individual asset portfolios or the range of other types of risks to which banks may be exposed, such as interest rate, liquidity, market or operational risks. For this reason, banks are generally expected to operate with capital positions above the minimum ratios.

All banks are required to meet a minimum ratio of qualifying total capital to risk weighted assets of 8%. At least 4% must be in the form of Tier 1 capital, net of goodwill, and a minimum ratio of Tier 1 capital to risk weighted assets of 4%. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill. In addition, the combined maximum amount of subordinated debt and intermediate-term preferred stock that qualifies as Tier 2 capital is limited to 50% of Tier 1 capital. The maximum amount of the allowance for loan and lease losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted assets. The allowance for loan and lease losses in excess of this limit may, of course, be maintained, but would not be included in a bank's risk-based capital calculation.

Federal banking agencies also require all banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banks not rated in the highest category, the minimum leverage ratio must be at least 4% to 5%. These uniform risk-based capital guidelines and leverage ratios apply across the industry. Regulators, however, have the discretion to set minimum capital requirements for individual institutions which may be significantly above the minimum guidelines and ratios.

Other Factors Affecting Minimum Capital Standards. The federal banking agencies have established certain benchmark ratios of loan loss reserves to be held against classified assets. The benchmark set forth by the policy statement is the sum of:

     o    100% of assets classified loss;

     o    50% of assets classified doubtful;

     o    15% of assets classified substandard; and

     o estimated credit losses on other assets over the upcoming twelve months.

The federal banking agencies have recently revised their risk-based capital rules to take account of concentrations of credit and the risks of non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving a single borrower, industry, geographic location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business, but are conducted by a bank as a result of developments in, for example, technology, financial markets or other additional activities permitted by law or regulation. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards. The federal banking agencies also are authorized to review an institution's management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

Further, the banking agencies recently have adopted modifications to the risk-based capital rules to include standards for interest rate risk exposure. Interest rate risk is the exposure of a bank's current and future earnings and equity capital to adverse movements in interest rates. While interest rate risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank. The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that they will consider in evaluating an institution's capital adequacy. A bank's interest rate risk exposure is assessed by its primary federal regulator on an individualized basis, and it may be required by the regulator to hold additional capital if it has a significant exposure to interest rate risk or a weak interest rate risk management process.

The federal banking agencies also limit the amount of deferred tax assets that are allowable in computing a bank's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. However, deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of:

     o the amount that can be realized within one year of the quarter-end report date; or

     o    10% of Tier 1 capital.

The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations.

5.   Expanded Regulatory Enforcement Powers

General. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") recapitalized the FDIC's Bank Insurance Fund, granted broad authorization to the FDIC to increase deposit insurance premium assessments and to borrow from other sources, and continued the expansion of regulatory enforcement powers, along with many other significant changes.

Prompt Corrective Action. FDICIA established five categories of bank capitalization: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized" and mandated the establishment of a system of "prompt corrective action" for institutions falling into the lower capital categories. Under the regulations, a bank shall be deemed to be:

     o "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

     o "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized";

     o "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

     o "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

     o "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be undercapitalized, that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to significantly undercapitalized banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to critically undercapitalized banks, those with capital at or less than 2%, including the appointment of a receiver or conservator after 90 days, even if the bank is still solvent. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

FDICIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

See Note R to the consolidated financial statements, included in Item 8, for additional information on capital ratios.

Operational Standards. FDICIA also granted the regulatory agencies authority to prescribe standards relating to internal controls, credit underwriting, asset growth and compensation, among others, and required the regulatory agencies to promulgate regulations prohibiting excessive compensation or fees. Many regulations have been adopted by the regulatory agencies to implement these provisions and subsequent legislation (see -"6. Riegle Community Development and Regulatory Improvement Act of 1994" herein) gave the regulatory agencies the option of prescribing the safety and soundness standards as guidelines rather than regulations.

Brokered Deposits. Effective June 16, 1992, FDICIA placed restrictions on the ability of banks to obtain brokered deposits or to solicit and pay interest rates on deposits that are significantly higher than prevailing rates. FDICIA provides that a bank may not accept, renew or roll over brokered deposits unless: (i) it is "well capitalized"; or (ii) it is adequately capitalized and receives a waiver from the FDIC permitting it to accept brokered deposits paying an interest rate not in excess of 75 basis points over certain prevailing market rates. FDIC regulations define brokered deposits to include any deposit obtained, directly or indirectly, from any person engaged in the business of placing deposits with, or selling interests in deposits of, an insured depository institution, as well as any deposit obtained by a depository institution that is not "well capitalized" for regulatory purposes by offering rates significantly higher (generally more than 75 basis points) than the prevailing interest rates offered by depository institutions in such institution's normal market area. In addition to these restrictions on acceptance of brokered deposits, FDICIA provides that no pass-through deposit insurance will be provided to employee benefit plan deposits accepted by an institution which is ineligible to accept brokered deposits under applicable law and regulations.

Lending. New regulations were issued in the area of real estate lending, prescribing standards for extensions of credit that are secured by real property or made for the purpose of the construction of a building or other improvement to real estate. In addition, the aggregate of all loans to executive officers, directors and principal shareholders and related interests may now not exceed 100% (200% in some circumstances) of the depository institution's capital.

Activities of Operating Subsidiaries. A national banking association may establish or acquire an operating subsidiary (as opposed to a financial subsidiary established or acquired pursuant to the GLB Act) to conduct, or may conduct in an existing operating subsidiary, activities that are part of or incidental to the business of banking, as determined by the OCC. Such national banking associations must submit an application to and receive OCC approval before acquiring or establishing the operating subsidiary, or commencing the new activity contemplated. National banking associations which are "adequately capitalized" or "well capitalized" and have not been notified that they are in "troubled condition" may acquire or establish an operating subsidiary by providing the OCC with ten (10) days written notice after acquiring or establishing the operating subsidiary.

After commencing operations, each operating subsidiary is subject to examination and supervision by the OCC and applicable provisions of federal banking laws and regulations pertaining to the operations of the parent bank, shall apply to the operating subsidiary. The OCC has the power to require a national banking association to divest itself of any operating subsidiary or terminate any activity conducted by an operating subsidiary that the OCC determines to pose a threat to the parent bank's financial safety, soundness or stability.

6.   Riegle Community Development and Regulatory Improvement Act of 1994

The Riegle Community Development and Regulatory Improvement Act of 1994 (the "1994 Act") provides for funding for the establishment of a Community Development Financial Institutions Fund (the "Fund"), which provides assistance to new and existing community development lenders to help to meet the needs of low- and moderate-income communities and groups. The 1994 Act also mandated changes to a wide range of banking regulations. These changes included:

     o    less frequent regulatory examination schedules for small institutions;

     o amendments to the money laundering and currency transaction reporting requirements of the Bank Secrecy Act; and

     o amendments to the Truth in Lending Act to provide greater protection for consumers by reducing discrimination against the disadvantaged.

The "Paperwork Reduction and Regulatory Improvement Act," Title III of the 1994 Act, required the federal banking agencies to consider the administrative burdens that new regulations will impose before their adoption and required a transition period in order to provide adequate time for compliance. This Act also required the federal banking agencies to work together to establish uniform regulations and guidelines as well as to work together to eliminate duplicative or unnecessary requests for information in connection with applications or notices. The Paperwork Reduction and Regulatory Improvement Act also amended the BHCA and Securities Act of 1933 to simplify the formation of bank holding companies.

7.   Safety and Soundness Standards

In July, 1995, the federal banking agencies adopted uniform guidelines establishing standards for safety and soundness. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits and asset quality and earnings. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

The federal banking agencies issued regulations prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

8.   Consumer Protection Laws and Regulations

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations. In addition to the consumer privacy protections enacted pursuant to the GLB Act, banks are subject to many other federal consumer protection laws and their regulations including, but not limited to, the Community Reinvestment Act, the Truth in Lending Act (the "TILA"), the Fair Housing Act (the "FH Act"), the Equal Credit Opportunity Act (the "ECOA"), the Home Mortgage Disclosure Act ("HMDA"), and the Real Estate Settlement Procedures Act ("RESPA").

The  CRA  is  intended  to  encourage  insured  depository  institutions,  while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

The federal banking agencies have adopted regulations which measure a bank's compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from a high of "outstanding" to a low of "substantial noncompliance."

The ECOA prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. In March, 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact. This means that if a creditor's actions have had the effect of discriminating, the creditor may be held liable -- even when there is no intent to discriminate.

The FH Act regulates may practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap, or familial status. The FH Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. Among those practices that have been found to be, or may be considered illegal under the FH Act are: declining a loan for the purposes of racial discrimination; making excessively low appraisals of property based on racial considerations; pressuring, discouraging, or denying applications for credit on a prohibited basis; using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants; imposing on minority loan applicants more onerous interest rates or other terms, conditions or requirements; and; racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total payments and the payment schedule.

HMDA grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. HMDA requires institutions to report data regarding applications for one-to-four family loans, home improvement loans, and multifamily loans, as well as information concerning originations and purchases of such types of loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

RESPA requires lenders to provide borrowers with disclosures regarding the nature and costs of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

Violations of these various consumer protection laws and regulations can result in civil liability to the aggrieved party, regulatory enforcement including civil money penalties, and even punitive damages.

11.  Conclusion

As a result of the recent federal legislation, including the GLB Act, there has been a competitive impact on commercial banking in general and the business of the Company and the Bank in particular. There has been a lessening of the historical distinction between the services offered by banks, savings and loan associations, credit unions, securities dealers, insurance companies, and other financial institutions. Banks have also experienced increased competition for deposits and loans which may result in increases in their cost of funds, and banks have experienced increased overall costs. Further, the federal banking agencies have increased enforcement authority over banks and their directors and officers.

Future legislation is also likely to impact the Company's business. Consumer legislation has been proposed in Congress which may require banks to offer basic, low-cost, financial services to meet minimum consumer needs. Further, the regulatory agencies have proposed and may propose a wide range of regulatory changes, including the calculation of capital adequacy and limiting business dealings with affiliates. These and other legislative and regulatory changes may have the impact of increasing the cost of business or otherwise impacting the earnings of financial institutions. However, the degree, timing and full extent of the impact of these proposals cannot be predicted. Management of the Company and the Bank cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof.

The foregoing summary of the relevant laws, rules and regulations governing banks and bank holding companies do not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies.

Impact of Monetary Policies

Banking is a business which depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate earned by the Bank on loans, securities and other interest-earning assets will comprise the major source of the Company's earnings. These rates are highly sensitive to many factors which are beyond the Company's and the Bank's control and, accordingly, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, by placing limitations upon savings and time deposit interest rates, and through adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Company or the Bank cannot be predicted; however, depending on the degree to which the Bank's interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have the temporary effect of decreasing their net interest margin, while decreases in interest rates would have the opposite effect.

In addition, adverse economic conditions could make a higher provision for loan losses more prudent and could cause higher loan charge-offs, thus adversely affecting the Company's net income.

ITEM 2. PROPERTIES

We currently operate out of four full-service branches in El Segundo, Marina del Rey, Gardena and Burbank. See Note D to the consolidated financial statements included in Item 8 for additional detail on lease terms and commitments.

ITEM 3. LEGAL PROCEEDINGS

The Bank is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. Neither the Company nor the Bank is a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company's or the Bank's business) and no such proceedings are known to be contemplated.

There are no material proceedings adverse to the Company or the Bank to which any director, officer, affiliate of the Company or 5% shareholder of the Company or the Bank, or any associate of any such director, officer, affiliate or 5% shareholder of the Company or Bank is a party, and none of the above persons has a material interest adverse to the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR THE BANK'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Since June 1997, our common stock has been traded in unreported private transactions and on the OTC Bulletin Board under the symbol "FCLA". Although we are aware of very little trading in our common stock, we believe our common stock has traded in 1999 at prices ranging from $6.00 to $6.625, in 1998 at prices ranging from $5.63 to $8.13 and in 1997 at prices ranging from $4.50 to $6.00 per share. These prices reflect only transactions reported to us by market makers in our common stock and may not be representative of all trades during the past year. We have not attempted to verify the accuracy of sales information reported to us by third parties.

The underwriting agreement from our recent stock offering requires us to apply to have our units common stock and preferred securities quoted on the Nasdaq SmallCap Market if in the future we meet its requirements. Even after the offering, we do not meet the requirements for listing on the Nasdaq SmallCap Market, primarily because our non-affiliates will not hold at least one million shares of our common stock. There can be no assurance that we will ever meet this, or some of the other requirements of the Nasdaq SmallCap Market.

To date, we have not paid any cash dividends on our common stock and it is unlikely that we will do so in the foreseeable future. In addition, the ability of the bank to pay dividends to us is limited by law. See "Supervision and Regulation - Limitation on Dividend Payments".

We pay regular dividends on our 317,625 outstanding shares of series A preferred stock. Each share of series A preferred stock currently pays dividends at an annual rate per share of $0.675, or 10% of its stated liquidation preference.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to the Company's consolidated statement of financial position for the years ended December 31, 1999 and 1998 and its consolidated statements of income for the years ended December 31, 1999, and 1998 have been derived from the audited consolidated financial statements included in Item 8 of this Form 10-KSB. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The summary consolidated financial data with respect to Company's consolidated statements of income for the years ended December 31, 1997 have been derived from the audited financial statements of the Company, which are not presented herein.


                                                            (Dollars in thousands, except per share data)
                                                                      At or For the Year Ended
                                                                             December 31,
                                                             -------------------------------------------
                                                                 1999            1998            1997
                                                             -----------     -----------     -----------
Summary of Operations
   Interest Income                                           $     8,161     $     5,365     $     3,172
   Interest Expense                                                3,653           2,262             887
                                                             -----------     -----------     -----------
   Net Interest Income                                             4,508           3,103           2,285
   Provision for Loan Losses                                         147              10              25
                                                             -----------     -----------     -----------
   Net Interest Income after Provision for Loan Losses             4,361           3,093           2,260
   Noninterest Income                                                892             566             245
   Noninterest Expense                                             5,643           3,116           2,350
                                                             -----------     -----------     -----------
   Income before Income Taxes                                       (390)            543             155
   Income Taxes                                                        1             284              95
                                                             -----------     -----------     -----------
   Net Income                                                $      (391)    $       259     $        60
                                                             ===========     ===========     ===========
Per Share Data
   Net Income - Basic                                        $     (0.60)    $     (0.04)    $     (0.15)
   Book Value, net of preferred stock at liquidation value          3.61            4.76            4.65
   Cash Dividends - Preferred Stock                                  233             286             155
   Actual Number of Shares Outstanding                         1,232,428         714,551         677,052
   Weighted Average Number of Shares Outstanding               1,141,214         669,829         638,990
Balance Sheet Data - At Period End
   Total Assets                                              $   130,264     $    76,491     $    56,129
   Total Loans                                                    73,455          55,154          39,992
   Allowance for Loan Losses (ALLL)                                  871             549             615
   Investment Securities                                          38,508          14,003          10,183
   Other Real Estate Owned                                            70             116             200
   Total Deposits                                                 89,620          58,591          45,265
   Total Shareholders' Equity                                      6,589           6,260           6,010
Operating Ratios and Other Selected Data
   Return on Average Assets                                        (3.18%)          0.35%           0.15%
   Return on Average Equity                                        (5.31%)          4.37%           1.33%
   Operating Efficiency Ratio                                     104.50%          84.93%          92.89%
   Net Interest Yield                                               4.38%           4.65%           6.44%
   Dividend Payout Ratio - Common Shares                            --              --              --
   Average Equity to Average Assets                                 5.99%           8.03%          11.28%
Selected Asset Quality Ratios - At Period End
   Nonperforming Loans to Total Loans                               1.31%           3.14%           3.13%
   Nonperforming Assets to Total Assets                             0.79%           2.41%           2.58%
   ALLL as a Percentage of Nonperforming Loans                     90.63%          31.73%          49.24%
   ALLL as a Percentage of Total Loans                              1.19%           1.00%           1.54%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

History

We specialize in developing personalized banking relationships with small businesses, executives and professionals in the local community. Over the past three years, with the arrival of a new management group headed by Don M. Griffith, we have grown our assets from $25.9 million as of December 31, 1996 to $130.3 million as of December 31, 1999, approximately 44% of which was accounted for by internal growth and 56% by bank acquisitions.

During 1997, we reorganized into a holding company ownership structure by exchanging the shares of the Bank's capital stock for the capital stock of First Coastal Bancshares, and the shareholders of the Bank became shareholders of First Coastal Bancshares. There was no cash involved in this transaction, which was accounted for as a pooling of interest , and our consolidated financial statements have been restated to give full effect to this transaction.

In June, 1997, we acquired Marina Bank for approximately $4.1 million in cash (including transaction costs). Marina Bank had total assets of approximately $20.9 million when we acquired it. The acquisition was accounted for using the purchase method of accounting. Goodwill arising from the transaction totaled approximately $2.1 million and is being amortized over fifteen years on a straight-line basis. This acquisition was funded in part by a public offering of common and series A preferred stock totaling $3.1 million, net of all costs.

As of July 1, 1997, we adjusted out capital accounts through a quasi-reorganization and thereby eliminated our accumulated deficit and unrecognized loss on available for sale securities through a reduction of our capital account by the same amount.

In March, 1999, we acquired American Independent Bank for approximately $6.5 million in cash. American Independent Bank had total assets of approximately $38 million when we acquired it. This acquisition was also accounted for using the purchase method of accounting. Goodwill arising from the transaction totaled approximately $4.0 million and is being amortized over 15 years on a straight-line basis. This acquisition was funded in part by a public offering of common stock totaling $1.9 million, net of costs and the issuance of $6.6 million in 11 7/8% Cumulative Preferred Securities by the Trust.

Basis of Presentation

The following discussion and analysis is intended to assist in an understanding of the significant factors that influenced our financial condition at December 31, 1999 as compared to December 31, 1998. The following discussion and analysis should be read in conjunction with our financial statements and corresponding notes.

Assets

During 1999, our total assets increased $53.8 million from $76.5 million at December 31, 1998 to 130.3 million at December 31, 1999. This increase in assets was primarily the result of the acquisition of American Independent Bank.

The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Nonaccrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded.


                                                                      For the Year Ended December 31,
                                                -----------------------------------------------------------------------------
                                                                1999                                    1998
                                                --------------------------------------  -------------------------------------
                                                                            (dollars in thousands)
                                                               Interest     Average                   Interest      Average
                                                  Average       Earned      Yield or      Average      Earned      Yield or
                                                  Balance      or Paid        Rate        Balance      or Paid       Rate
                                                  (000's)      (000's)        Paid        (000's)      (000's)       Paid
                                                ------------  -----------  -----------  ------------  ----------   ----------
Assets
Interest-Earning Assets:
   Investment Securities                         $  28,334      $ 1,871       6.60%       $ 10,893      $   676       6.21%
   Federal Funds Sold                                3,342          159       4.76%          5,474          292       5.33%
   Other Earning Assets                              1,290           25       1.94%             --           --         --
   Loans                                            69,979        6,106       8.73%         50,429        4,397       8.72%
                                                 ---------      -------                   --------      -------
                Total Interest-Earning Assets      102,945        8,161       7.93%         66,796        5,365       8.03%
Cash and Due From Bank                              10,970                                   3,536
Premises and Equipment                                 544                                     432
OREO                                                    81                                     251
Other Assets                                         9,315                                   3,399
Allowance for Loan Losses                             (908)                                   (568)
                                                 ---------                                --------
                                 Total Assets    $ 122,947                                $ 73,846
                                                 =========                                ========

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
   NOW and Money Market                          $  24,669      $   624       2.53%       $ 13,274      $   354       2.67%
   Savings                                           6,186          126       2.04%          4,037           94       2.33%
   Time Deposits under $100,000                     22,317        1,053       4.72%         10,983          599       5.45%
   Time Deposits of $100,000 or More                10,838          479       4.42%         18,418        1,029       5.59%
   Borrowed Funds                                   19,058        1,371       7.19%          3,028          186       6.14%
                                                 ---------      -------                   --------      -------
           Total Interest-Bearing Liabilities       83,068        3,653       4.40%         49,740        2,262       4.55%
                                                                -------                                 -------
Demand Deposits                                     31,119                                  17,365
Other Liabilities                                    1,394                                     810
Shareholders' Equity                                 7,366                                   5,931
                                                 ---------                                --------
                        Total Liabilities and
                         Shareholders' Equity    $ 122,947                                $ 73,846
                                                 =========                                ========
Net Interest Income                                             $ 4,508                                 $ 3,103
                                                                =======                                 =======
Net Yield on Interest-Earning Assets                                          4.38%                                   4.65%
                                                                              ====                                    ====


Net Interest Income

The principal component of our earnings is net interest income. Net interest income is the difference between the interest we earn on our loans and investments and the interest we pay on deposits and other interest-bearing liabilities.

Our net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as a "volume change". It is also affected by changes in the yields we earn on interest-earning assets and rates we pay on interest-bearing deposits and other borrowed funds, referred to as a "rate change".

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years indicated. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.


                                                                Year Ended December 31, 1999
                                                                            over
                                                                Year Ended December 31, 1998
                                                            -----------------------------------
                                                                     Increase (Decrease)
                                                                        Due to Change
                                                                   (dollars in thousands)
                                                            -----------------------------------
                                                             Volume        Rate         Change
                                                            --------      -------      --------
Interest-Earning Assets:
   Investment Securities                                     $ 1,149      $    46      $ 1,195
   Federal Funds Sold                                           (104)         (29)        (133)
   Other Earning Assets                                           13           12           25
   Loans                                                       1,706            3        1,709
                                                             -------      -------      -------
                                  Total Interest Income        2,764           32        2,796
Interest-Bearing Liabilities:
   Interest-Bearing Demand                                       289          (19)         270
   Savings                                                        45          (13)          32
   Time Deposits under $100,000                                  545          (91)         454
   Time Deposits $100,000 or More                               (365)        (185)        (550)
   Borrowed Funds                                              1,148           37        1,185
                                                             -------      -------      -------
                                  Total Interest Expense       1,662         (271)       1,391
                                                             -------      -------      -------
Interest Differential or Net
   Interest Income                                           $ 1,102      $   303      $ 1,405
                                                             =======      =======      =======


Year Ended December 31, 1999 Compared to December 31, 1998

For the year ended 1999, our net interest income was $4.5 million, an increase of $1.4 or 45% compared to $3.1 million for the year ended 1998. This increase was primarily due to the acquisition of American Independent Bank in March of 1999.

The increase in interest income was generated primarily by the significant increase in the volume of average interest-earning assets, which were $102.9 million as of December 31, 1999 compared to $66.8 million as of December 31, 1998. This increase was primarily due to the acquisition of American Independent Bank. We also experienced a nominal decline in the overall yield on these assets as the yields decreased from 8.03% as of December 31. 1998 to 7.93% as of December 31, 1999.

Interest expense increased $1.4 million to $3.7 million compared to $2.3 million in 1998. This increase was primarily impacted by our acquisition of the outstanding deposits of American Independent Bank and the issuance of trust preferred securities used to fund the purchase.

Provision for Loan Losses

We make provisions for loan losses to bring our total allowance for loan losses to a level we deem appropriate. We base our determination on such factors as our historical experience, the volume and type of lending we conduct, the amount of our nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in our portfolio. The amount we provide for loan losses is charged to earnings. Our provision for loan losses was $147,000 for 1999 compared to $10,000 for 1998

Noninterest Income

Noninterest income for 1999 was $892,000, an increase of $326,000 when compared to $566,000 for 1998. This increase was the result of additional service charges and fee income generated by the acquisition of American Independent Bank offset by a reduction of the gain on loan and investment sales.

Noninterest Expense

Noninterest expense also increased in 1999, up $2.5 million from $3.1 million in 1998 to $5.6 million. This increase was primarily the result of increased operating costs related with the branches acquired in the American Independent Bank acquisition and $524,000 in related additional goodwill amortization.

Income Taxes

During 1998 we recorded a $284,000 provision for income taxes. This resulted in an effective tax rate of approximately 42% on income before income taxes and non-deductible goodwill amortization. During 1999 we recorded income tax expense of $1,000. This resulted in an effective tax rate of approximately 34% on income before income taxes and non-deductible goodwill amortization. See also Note I to the consolidated financial statements for more information on income taxes.

Liquidity and Asset/Liability Management

The objective of our asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of our and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to its shareholders.

The Bank's liquidity, which primarily represents our ability to meet fluctuations in deposit levels and provide for customers' credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds being gathered and the assets being funded. The Bank's liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits, short-term certificates of deposit, and overnight purchases of federal funds. Short-term investments, primarily federal funds sold and reverse repurchase lines of credit provided by our correspondent banks, are the primary means for providing immediate liquidity. In order to meet the Bank's liquidity requirements, we endeavor to maintain an appropriate liquidity ratio. The liquidity ratio is equivalent to the sum of cash and noninterest-earning deposits, interest-earning deposits, federal funds sold, and investment securities, divided by deposits. As of December 31, 1999 and 1998, the Bank's liquidity ratio was 52.8% and 30.9%, respectively.

We depend on dividends from the Bank for liquidity to pay interest on our debt, including the junior subordinated debentures and the mandatorily redeemable preferred securities, and to pay any dividends. We have pledged all of the Bank's common stock as collateral for this note. We currently do not have any lines of credit. The ability of the Bank to pay dividends to us is limited by federal law.

The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements in the market, to achieve consistent growth in net interest income and to profit from favorable market opportunities. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk.

The table below sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 1999, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.


                                                Estimated Maturity or Reporting
                                ----------------------------------------------------------------
                                              Over Three
                                                Months         Over
                                  Up to         To Less       One to        Over
                                  Three        Than One        Five         Five
                                  Months         Year          Year         Years        Total
                                ---------     ----------    ---------     ---------    ---------
                                                (dollars in thousands)
Interest-Earning Assets:
   Investment Securities        $   3,525     $      --     $  12,162     $  24,418    $  40,105
   Federal Funds Sold               1,800            --            --            --        1,800
   Loans                           24,815         6,970        13,849        27,811       73,445
                                ---------     ---------     ---------     ---------    ---------
                                $  30,140     $   6,970     $  26,011     $  52,229    $ 115,350
                                =========     =========     =========     =========    =========

Interest-Bearing Liabilities:
   Money Market and NOW         $  20,807     $      --     $      --     $      --    $  20,807
   Savings                          5,122            --            --            --        5,122
   Time Deposits                   19,359        13,094         1,338            --       33,791
   Other Borrowings                25,000            87           848         6,600       32,535
                                ---------     ---------     ---------     ---------    ---------
                                $  70,288     $  13,181     $   2,186     $   6,600    $  92,255
                                =========     =========     =========     =========    =========

Interest Rate Sensitivity Gap   $ (40,148)    $  (6,211)    $  23,825     $  45,629    $  23,095
Cumulative Interest Rate
   Sensitivity Gap              $ (40,148)    $ (46,359)    $ (22,534)    $  23,095    $  (2,288)
Cumulative Interest Rate
   Sensitivity Gap Ratio
   Based on Total Assets           (52.32%)      (60.41%)      (29.37%)       30.10%       (2.98%)


Gap analysis attempts to capture interest rate risk, which is attributable to the mismatching of interest rate sensitive assets and liabilities. The actual impact of interest rate movements on our net interest income may differ from that implied by any gap measurement, depending on the direction and magnitude of the interest rate movements, the repricing characteristics of various on and off-balance sheet instruments, as well as competitive pressures. These factors are not fully reflected in the foregoing gap analysis and, as a result, the gap report may not provide a complete assessment of our interest rate risk.

A generally negative cumulative gap value means that over the periods indicated our liabilities will reprice slightly faster than our assets. This means generally that, in a rising interest rate environment, net interest income can be expected to decrease and that, in a declining interest rate environment, net interest income can be expected to increase.

Lending Activities

We originate, purchase and sell loans, or participate interests in loans for our own portfolio and for possible sale in the secondary market. Our loans include single family residential loans, commercial business, commercial real estate loans, Small Business Administration loans, and consumer loans.

The following table sets forth the composition of our loan portfolio by type of loan at the periods indicated:


                                                              December 31,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
                                                         (dollars in thousands)
Loans:
   Commercial                                           $ 13,397       $  4,303
   Consumer                                                2,764          2,917
   Construction Financing                                  2,477             73
   Real Estate - Residential, 1 to 4 Units                21,071         24,790
   Real Estate  - Other                                   33,736         23,071
                                                        --------       --------
                                   Total Loans            73,445         55,154
Net Deferred Loan  (Fees) Costs                             (125)             9
Allowance for Loan Losses                                   (871)          (549)
                                                        --------       --------
Net Loans                                               $ 72,449       $ 54,614
                                                        ========       ========

Commitments:
   Standby Letters of Credit                            $     --       $     --
   Undisbursed Loans and Commitments to Grant Loans        7,966          3,500
                                                        --------       --------
                                   Total Commitments    $  7,966       $  3,500
                                                        ========       ========


We make commercial loans to provide working capital, finance the purchase of equipment and for other business purposes. These loans can be "short-term", with maturities ranging from thirty days to one year, or "term loans" with maturities normally ranging from one to twenty-five years. Short-term loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

We make consumer loans to finance automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most consumer loans are secured by the personal property being purchased. At December 31, 1999, over 50% of our consumer loans were secured by automobiles, calculated by principal amount.

We make construction financing loans primarily as interim loans made to finance the construction of commercial and single family residential property. These loans are typically short term. We do not make loans for speculative or tract housing construction or for the acquisition of raw land and have made very few construction loans in general.

Our 1 - 4 unit residential real estate loans consists primarily of single family residential loans. We make these loans based on the borrower's cash flow and secure the loan by a first or second deed of trust on the property. Our general policy is to restrict our residential loans to no more than 80% of the appraised value of the property. We offer both fixed and variable rate residential loans with maturities extending up to 30 years. Additionally, in order to supplement our loan portfolio and to enhance geographical diversity, we purchase single family residential loans from other financial institutions. In order to minimize prepayment risk, we have paid little or no premium for loan pools with the following criteria:

     o    well-seasoned and well-collaterized conforming mortgages,

     o borrowers with sound credit who demonstrate the ability to service the debt, and

     o    a stable and consistent cash flow.

We review each loan within the pool and eliminate those individual loans which do not meet our underwriting standards. As of December 31, 1999, these loans totaled $14.4 million and were secured by residential properties in Arizona ($7.1 million in loans), Maine ($4.9 million in loans) and Iowa ($2.4 million in loans). We do not service these loans.

Our other real estate loans consists primarily of commercial and industrial real estate loans. We make these loans based on the income generating capacity of the property or the cash flow of the borrower. These loans are secured by the property. Our general policy is to restrict these loans to no more than 75% of the lower of the appraised value or the purchase price of the property. We offer both fixed and variable rate loans with maturities which generally do not exceed 15 years, unless the loans are Small Business Administration ("SBA") loans secured by real estate or other commercial real estate loans easily sold in the secondary market.

We also make SBA-guaranteed loans, the guaranteed portion of which may be resold in the secondary market. We have in the past sold the guaranteed portion of our SBA loans in the secondary market but retained the servicing rights for such SBA loans. At December 31, 1999 and 1998, we serviced approximately $7.4 million and $6.1 million, respectively, in SBA loans. We categorize SBA loans as Commercial or Real Estate depending on the underlying collateral.

Many of our loans have floating rates tied to our base rate or other market rate indicator, the majority of which are adjusted at least quarterly. The following table shows the maturity distribution of the fixed rate portion of the loan portfolio and the repricing portion of the variable rate portion of the loan portfolio outstanding as of December 31, 1999:


               Over
             3 months    Due after      Due after      Due after five
3 months      through   one year to   three years to   years through      Due after
Or Less     12 months   three years     five years        15 years         15 years       Total
---------   ---------   -----------   --------------   ---------------    ----------     --------
                                  (dollars in thousands)

$ 24,323     $ 6,970      $ 7,138        $ 6,711          $ 20,113          $ 7,698      $ 72,953
========     =======      =======        =======          ========          =======      ========

                                                          Loans on nonaccrual                 492
                                                                                         --------

                                                          Total Loans                    $ 73,445
                                                                                         ========


Asset Quality

The risk of nonpayment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment, and ultimately, the credit worthiness of the borrower. In order to minimize this credit risk, virtually all loans are approved by the Loan Committee of the board of directors. Our Loan Committee is comprised of directors and members of our senior management.

We grade our loans from "acceptable" to "loss", depending on credit quality, with "acceptable" representing loans with an acceptable degree of risk given the favorable aspects of the credit and with both primary and secondary sources of repayment. Classified loans or substandard loans are ranked below "acceptable" loans. As these loans are identified in our review process, we add them to our internal watchlist and establish loss allowances for them. Additionally, our loans are examined regularly by the OCC. We do not return a loan to accrual status until it is brought current with respect to both principal and interest payments, the loan is performing to current terms and conditions, the interest rate is commensurate with market interest rates and future principal and interest payments are no longer in doubt at which time a further review of loans is conducted.

The following table provides information with respect to the components of our nonperforming assets at the dates indicated:


                                                                           For the Year Ended
                                                                              December 31,
                                                                        -------------------------
                                                                           1999            1998
                                                                        ---------       ---------
                                                                          (dollars in thousands)
Non-Accrual Loans                                                       $     492       $     726
Loans 90 Days Past Due and Still Accruing                                      79               8
Restructured Loans                                                            390             996
                                                                        ---------       ---------
                                      Total Nonperforming Loans               961           1,730
Other Real Estate Owned                                                        70             116
                                                                        ---------       ---------
                                      Total Nonperforming Assets        $   1,031       $   1,846
                                                                        =========       =========

Non-Accrual Loans as a Percentage of Total Loans                             0.67%           1.32%
Loans 90 Days Past Due as a Percentage of Total Loans                        0.11%           0.01%
Restructured Loans as a Percentage of Total Loans                            0.53%           1.81%
                                                                        ---------       ---------
Nonperforming Loans as a Percentage of Total Loans                           1.31%           3.14%
                                                                        =========       =========

Allowance for Loan Losses as a Percentage of
   Nonperforming Loans                                                      90.63%          31.73%
Nonperforming Assets as a Percentage of Total Assets                         0.79%           2.41%


Restructured loans are those loans where we have made concessions in interest rates or repayment terms to assist the borrower. Non-accrual loans are generally loans which are past due 90 days or are loans that management believes the interest upon which may not be collectible. At December 31, 1999 and December 31, 1998, the majority of our non-accrual loans were secured by real estate. We recognized income of $52,000 for 1999 and $68,000 for 1998 for cash interest payments on restructured loans. Our interest income would have increased
approximately   $85,000  for  1999  and  $29,000  for  1998  had  all  of  these nonperforming loans performed in accordance with their original terms and conditions.

Other real estate owned is acquired in satisfaction of loan receivables through foreclosure or other means. We record these properties on an individual asset basis at the estimated fair value less selling expenses.

Allowance for Loan Losses

The following table summarizes, for the periods indicated, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses:

                                                           For the Year Ended
                                                              December 31,
                                                          ---------------------
                                                           1999           1998
                                                          ------         ------
                                                          (dollars in thousands)
Allowance For Loan Losses:
Balance at Beginning of Period                             $549           $615
Actual Charge-offs:
   Commercial                                               178             51
   Consumer                                                  55            106
   Real Estate                                               51              1
                                                           ----           ----
                                   Total Charge-Offs        284            158
                                                           ----           ----
Less Recoveries:
   Commercial                                                47             79
   Consumer                                                  10              3
   Real Estate                                               --             --
                                                           ----           ----
                                   Total Recoveries          57             82
                                                           ----           ----
Net Loans Charged Off                                       227             76
Provision for Loan Losses                                   147             10
Allowance on Loans Purchased from AIB                       402             --
                                                           ----           ----
Balance at End of Period                                   $871           $549
                                                           ====           ====

Ratios:
Net Loans Charged Off  to Average Loans                    0.32%          0.15%
Allowance for Loan Losses to Total Loans                   1.19%          1.00%


We perform quarterly detailed reviews to identify the risks inherent in our loan portfolio, assess the overall quality of our loan portfolio and to determine the adequacy of our allowance for loan losses and the related provision for loan losses to be charged to expense. Our systematic reviews follow the methodology set forth by the OCC in its 1993 policy statement on the allowance for loan losses.

A key element of our methodology is our previously discussed credit classification process. Loans identified as less than "acceptable" are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Additionally, we consider the inherent risk present in the "acceptable" portion of our loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools. Upon completion, the written analysis is present to the board of directors for discussion, review and approval.

We consider our allowance for loan losses to be adequate to provide for losses inherent in our loans. While we use available information to recognize losses on loans and leases, future additions to our allowance may be necessary based on changes in economic conditions. In addition, federal regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may recommend additions based upon their evaluation of the portfolio at the time of their examination. Accordingly, there can be no assurance that our allowance for loan losses will be adequate to cover future loan losses or that significant additions to the allowance for loan losses will not be required in the future. Material additions to the allowance for loan losses would decrease our earnings and capital and would thereby reduce out ability to pay distributions on the preferred securities and dividends on the common stock, among other adverse consequences.

Our ratio of allowance for loan losses to total loans has declined significantly from 1.54% in 1997 to 1.00% in 1998 and then slightly increased to 1.19% in 1999. This decline is primarily the result of our significant increase in lower-risk residential loans. These loans accounted for 35% of our loans at December 31, 1997, 45% at December 31, 1998 and 29% of our loans at December 31, 1999.

The following table summarizes the allocation of the allowance for loan losses by loan type for the periods indicated (dollar amounts in thousands):


                                                                 December 31,
                                              --------------------------------------------------
                                                       1999                       1998
                                              -----------------------    -----------------------
                                                           Percent of                 Percent of
                                                            Loans in                   Loans in
                                                            Category                   Category
                                              Allowance     to Toal      Allowance     to Toal
                                               Amount        Loans         Amount       Loans
                                              ---------    ----------    ---------    ----------
Commercial                                        327         18.2%       $  129          7.8%
Consumer                                           23          3.8%           33          5.3%
Construction Financing                              2          3.4%           --          0.2%
Real Estate - Residential, 1 to 4 Units            47         28.7%           65         44.9%
Real Estate - Other                                90         45.9%          119         41.8%
Unallocated                                       382          N/A           203          N/A
                                               ------       ------        ------       ------
                                               $  871        100.0%       $  549        100.0%
                                               ======       ======        ======       ======


Investment Activity

We are required under federal regulations to maintain a minimum amount of liquid assets and are also permitted to make certain other investment securities. We intend to hold securities in our investment portfolio to balance the overall interest-rate sensitivities of its assets and liabilities.

Our investment decisions are primarily made by Don M. Griffith, our Chief Executive Officer. Mr. Griffith acts within policies established by the board of directors and reports monthly to the Board. Our investments can include investment grade corporate securities, AAA-rated mortgage-backed securities, federally insured certificates of deposit, U.S. treasury obligations and U.S. Government agency-backed securities. Our goals are to obtain the highest yield consistent with maintaining a stable overall asset and liability position while limiting economic risks. In accordance with this policy we actively manage our investment portfolio, the composition of which may shift substantially over time. For further information concerning our investment securities portfolio, see Note B of the notes to our consolidated financial statements included in
Item 8.

The following table summarizes the amounts and distribution of our investment securities held as of the dates indicated, and the weighted average yield as of December 31, 1999. During 1996, we converted our entire investment portfolio into the Available-for-Sale category to increase the portfolio's liquidity and our planning opportunities.


                                                                     December 31,                     December 31,
                                                         -----------------------------------     ---------------------
                                                                        1999                             1998
                                                         -----------------------------------     ---------------------
                                                                                    Weighted
                                                           Book         Market      Average       Book         Market
                                                           Value        Value        Yield        Value        Value
                                                         ---------     --------     --------     -------       -------
Available-for-Sale Securities:
   U.S. Agencies:
      One to Five Years                                   $   998       $   974       6.1%       $    --       $    --
      Five to Ten Years                                     4,999         4,740       6.6%            --            --
      Over Ten Years                                        1,000         1,000       6.0%            --            --
                                                          -------       -------                  -------       -------
                                 Total U.S. Agency          6,997         6,714       6.4%            --            --

   U.S. Treasuries - Over Ten Years                         1,972         1,668       5.4%           533           526

   Trust  Preferred Securities - Over Ten Years             1,412         1,441       7.0%         1,410         1,442

   Corporate Notes:
      One to Five Years                                     2,173         2,168       7.8%           230           229
      Five to Ten Years                                     1,727         1,715       7.6%         1,790         1,775
      Over Ten Years                                        1,519         1,422       6.1%
                                                          -------       -------                  -------       -------
                             Total Corporate Notes          5,419         5,305       7.3%         2,020         2,004

   Mortgage-Backed Securities                              24,760        23,380       6.3%        10,092        10,031
                                                          -------       -------                  -------       -------
      Total Available-for-Sale Securities                 $40,560       $38,508       6.4%       $14,055       $14,003
                                                          =======       =======                  =======       =======

Deposits

Deposits are the primary source of funding for our lending and investing needs. Total deposits were $45.3 million at December 31, 1997, increased to $58.6 million at December 31, 1998 and reached $89.6 million at December 31, 1999. Our total deposits increased in 1999 primarily from the acquisition of American Independent Bank.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:


                                                           For the Year Ended December 31,
                                                   -----------------------------------------------
                                                           1999                       1998
                                                   ---------------------      --------------------
                                                   Average       Average      Average      Average
                                                   Balance        Rate        Balance       Rate
                                                   -------       -------      -------      -------
                                                                (dollars in thousands)
NOW                                                $ 8,514         1.96%      $ 6,732        1.84%
Savings Deposits                                     6,186         2.04%        4,037        2.33%
Money Market Accounts                               16,155         2.83%        6,542        3.52%
TCD Less than $100,000                              22,317         4.72%       10,983        5.45%
TCD $100,000 or More                                10,838         4.42%       18,418        5.59%
                                                   -------                    -------
             Total Interest-Bearing Deposits        64,010         3.24%       46,712        4.44%

Non Interest-Bearing Demand Deposits                31,119                     17,365
                                                   -------                    -------

                              Total Deposits       $95,129         2.40%      $64,077        3.24%
                                                   =======                    =======


The scheduled maturity distribution of our time deposits of $100,000 or greater, as of December 31, 1999, were as follows (dollar amounts in thousands):


Three Months or Less                            $ 8,212
Over Three Months to One Year                     4,532
Over One Year to Three Years                        500
Over Three Years                                     --
                                                -------
                               Total            $13,244
                                                =======

Short-Term and Other Borrowings

The following table summarizes short-term borrowings and weighted average rates (dollar amounts in thousands):


                                                        1999
                                  ----------------------------------------------
                                                Maximum
                                   Ending      Month-End     Average     Average
                                   Balance      Balance      Balance      Rate
                                   -------     ---------     -------     -------

Short-Term Borrowings              $25,000      $26,850      $13,867      5.17%
Long-Term Borrowings                 1,000        1,000        1,000      8.00%


                                                        1998
                                  ----------------------------------------------
                                                Maximum
                                   Ending      Month-End     Average     Average
                                   Balance      Balance      Balance      Rate
                                   -------     ---------     -------     -------

Short-Term Borrowings              $10,000      $10,000      $ 2,510      5.41%
Long-Term Borrowings                 1,000        1,000          518      9.79%


For further information concerning our borrowings, see Notes F and G of the notes to our consolidated financial statements included in Item 8.

Y2K Disclosures

During the periods leading up to January 1, 2000, the Company addressed the potential problems associated with the possibility that the computers that control or operate the Company's information technology system and infrastructure may not have been programmed to read four-digit date codes and, upon the arrival of the year 2000, may have recognized the two-digit code "00" as the year 1900, causing systems to fail to function or generate erroneous data.

The Company expended approximately $123,000 through the periods ended December 31, 1999 in connection with its Year 2000 compliance program. The Company experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any interruption in service to its customers.

The Company could incur losses if Year 2000 issues adversely affect its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any significant borrowers or impairing the payroll systems of large employers in the Company's primary market areas.
Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, the Company does not expect, and to date has not realized, any significant or prolonged difficulties that will affect net earning or cash flow.

We have checked with our major customers and as of March 15, 2000, have not been told of any significant problems that would put us at risk. We will continue to monitor the critical dates in 2000 to insure that all systems are working correctly.

Effects of Inflation

The impact of inflation on a financial institution can differ significantly from that exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities, which may move in concert with inflation both as to interest rates and value. This is especially true for banks, such as First Coastal Bank, with a high percentage of interest rate-sensitive assets and liabilities. A bank can reduce the impact of inflation if it can manage its interest rate sensitivity gap. We attempt to structure its mix of financial instruments and manage our interest rate sensitivity gap in order to minimize the potential adverse effects of inflation or other market forces on its net interest income and, therefore, our earnings and capital.

ITEM 8. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
and Board of Directors of First Coastal Bancshares

We have audited the accompanying consolidated balance sheets of First Coastal Bancshares and Subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Coastal Bancshares and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


Laguna Hills, California
February 9, 2000

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                          (Dollar Amounts in Thousands)


                                                                        1999          1998
                                                                     ---------     ---------
ASSETS

Cash and Due from Banks                                              $   5,394     $   2,745
Federal Funds Sold                                                       1,800           700
                                                                     ---------     ---------
                                     CASH AND CASH EQUIVALENTS           7,194         3,445

Investment Securities Available for Sale                                38,508        14,003

Federal Reserve and Federal Home Loan Bank Stock, at Cost                1,597           676

Loans:
   Commercial                                                           13,397         4,303
   Real Estate - Construction                                            2,477            73
   Real Estate - Residential, 1 to 4 Units                              21,071        24,790
   Real Estate - Other                                                  33,736        23,071
   Consumer                                                              2,764         2,917
                                                                     ---------     ---------
                                                   TOTAL LOANS          73,445        55,154

   Net Deferred Loan (Fees) Costs                                         (125)            9
   Allowance for Loan Losses                                              (871)         (549)
                                                                     ---------     ---------
                                                     NET LOANS          72,449        54,614

Premises and Equipment, Net                                                607           386
Other Real Estate Owned, Net                                                70           116
Goodwill, Net                                                            5,453         1,770
Net Deferred Tax Assets                                                  1,908           377
Accrued Interest and Other Assets                                        2,478         1,104
                                                                     ---------     ---------

                                                  TOTAL ASSETS       $ 130,264     $  76,491
                                                                     =========     =========


  The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                          (Dollar Amounts in Thousands)


                                                                         1999           1998
                                                                       ---------     ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Noninterest-Bearing Demand                                          $  29,900     $  14,474
   Money Market and NOW                                                   20,807        14,169
   Savings                                                                 5,122         3,722
   Time Deposits Under $100,000                                           20,547        13,489
   Time Deposits $100,000 and Over                                        13,244        12,737
                                                                       ---------     ---------
                                                  TOTAL DEPOSITS          89,620        58,591

Short-Term Borrowings                                                     25,000        10,000
Long-Term Debt                                                               935         1,000
Company Obligated Mandatorily Redeemable Preferred Securities
   of Subsidiary Trust Holding Solely Junior Subordinated
   Debentures                                                              6,600            --
Accrued Interest and Other Liabilities                                     1,520           640
                                                                       ---------     ---------
                                               TOTAL LIABILITIES         123,675        70,231

Commitments and Contingencies - Notes D and J

Shareholders' Equity:
   Preferred Stock - Series A, Authorized 5,000,000 Shares;
      Issued and Outstanding 317,625 at December 31, 1999
      and 423,500 at December 31, 1998,
      Liquidation Value of $2,144 Plus Accumulated Dividends               1,993         2,658
   Common Stock - Authorized 10,000,000 Shares; Issued and
      Outstanding 1,232,428
      at December 31, 1999
      and 714,551 at December 31, 1998                                     6,527         3,673
   Accumulated Deficit, Eliminated by Transfer of $2,850 from
      Common Stock and Surplus on June 30, 1997                               --            --
   Accumulated Deficit Since July 1, 1997                                   (721)          (40)
   Accumulated Other Comprehensive Income - Net Unrealized
      Loss on Investment Securities Available for Sale,
      net of Taxes of $842 in 1999 and $21 in 1998                        (1,210)          (31)
                                                                       ---------     ---------
                                      TOTAL SHAREHOLDERS' EQUITY           6,589         6,260
                                                                       ---------     ---------

                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 130,264     $  76,491
                                                                       =========     =========


  The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1999 and 1998
            (Dollar Amounts in Thousands, Except for Per Share Data)


                                                                                  1999               1998
                                                                                -------            -------
INTEREST INCOME
   Interest and Fees on Loans                                                   $ 6,106            $ 4,397
   Interest on Investment Securities                                              1,871                676
   Other Interest Income                                                            184                292
                                                                                -------            -------
                                                 TOTAL INTEREST INCOME            8,161              5,365
INTEREST EXPENSE
   Interest on Money Market and NOW                                                 624                354
   Interest on Savings                                                              126                 94
   Interest on Time Deposits                                                      1,532              1,628
   Other Interest Expense                                                         1,371                186
                                                                                -------            -------
                                                TOTAL INTEREST EXPENSE            3,653              2,262
                                                                                -------            -------

                                                   NET INTEREST INCOME            4,508              3,103
PROVISION FOR LOAN LOSSES                                                           147                 10
                                                                                -------            -------
                                             NET INTEREST INCOME AFTER
                                             PROVISION FOR LOAN LOSSES            4,361              3,093
NONINTEREST INCOME
   Service Charges and Fees                                                         863                373
   Gain on Sale of Loans                                                             --                 91
   Gain on Sale of Investment Securities Available for Sale                          22                 77
   Other Income                                                                       7                 25
                                                                                -------            -------
                                                                                    892                566
NONINTEREST EXPENSE
   Salaries and Employee Benefits                                                 2,381              1,322
   Occupancy                                                                        512                301
   Furniture and Equipment                                                          255                128
   Data Processing                                                                  447                255
   Promotional                                                                      157                 61
   Legal and Accounting                                                             261                228
   Office                                                                           252                167
   Other Real Estate Owned, Net                                                      32                 50
   Goodwill Amortization                                                            350                132
   Other Expenses                                                                   996                472
                                                                                -------            -------
                                                                                  5,643              3,116
                                                                                -------            -------
                                     (LOSS) INCOME BEFORE INCOME TAXES             (390)               543
Income Taxes                                                                          1                284
                                                                                -------            -------
                                                     NET (LOSS) INCOME          $  (391)           $   259
                                                                                =======            =======
Per Share Data:
   Net Loss - Basic                                                             $ (0.60)           $ (0.04)


The accompanying notes are an integral part of these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                                       50
                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years Ended December 31, 1999 and 1998
                          (Dollar Amounts in Thousands)

                                                                                                                        Accumulated
                                                             Common Stock                       Accumulated Deficit        Other
                                                     -----------------------                 -------------------------    Compre-
                                       Preferred      Number of               Comprehensive                  Since        hensive
                                         Stock         Shares       Amount        Income       Prior      July 1, 1997     Income
                                       ----------    ----------   ----------  -------------  ----------   ------------   ----------
 January 1, 1998                       $    2,658       677,052    $    3,360                $       --    $      (13)   $        5

Dividends - Preferred Stock                                                                                      (286)
Recognition of Deferred Tax
   Assets Generated Prior to
   Quasi-Reorganization                                                   141
Common Stock Repurchased                                (12,501)          (78)
Exercise of Warrants                                     50,000           250

      Comprehensive Income
Net Income                                                                      $      259                        259
Change in Unrecognized Loss
   of Securities Available for
   Sale, net of Taxes of $7                                                             13                                       13
Less Reclassification Adjustments
   for Gains included in Net Income
   net of Taxes of $28                                                                 (49)                                     (49)
                                                                                ----------
       Total Comprehensive Income                                               $      223
                                                                                ==========

                                       ----------    ----------    ----------                 ----------   ----------    ----------
 December 31, 1998                          2,658       714,551         3,673                         --          (40)          (31)

Redemption of Preferred Stock                (586)                                                                (57)
Conversion of Preferred Stock                 (79)       12,587            79
Exercise of Warrants                                    175,000           875
Sale of Treasury Shares                                  18,194           115
Net Proceeds from Stock Offering                        330,000          1901
Dividends - Preferred Stock                                                                                      (233)
Common Stock Repurchased                                (17,904)         (116)

      Comprehensive Income
Net Loss                                                                        $     (391)                      (391)
Change in Unrecognized Loss
   of Securities Available for
   Sale, net of Taxes of $812                                                       (1,166)                                  (1,166)
Less Reclassification Adjustments
   for Gains included in Net Income
   net of Taxes of $9                                                                  (13)                                     (13)
                                                                                ----------
       Total Comprehensive Income                                               $   (1,570)
                                                                                ==========

                                       ----------    ----------   ----------                 ----------    ----------    ----------
   December 31, 1999                   $    1,993     1,232,428   $    6,527                 $       --    $     (721)   $   (1,210)
                                       ==========    ==========   ==========                 ==========    ==========    ==========



The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1999 and 1998
                          (Dollar Amounts in Thousands)

                                                                                                           1999              1998
                                                                                                         --------          --------
OPERATING ACTIVITIES
   Net (Loss) Income                                                                                     $   (391)         $    259
   Adjustments to Reconcile Net (Loss) Income to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                                                        572               255
         Provision for Loan Losses                                                                            147                10
         Discount and Premium on Investment Securities                                                         49                66
         Gain on Sale of Investment Securities                                                                (22)              (77)
         Gain on Loan Sales                                                                                    --               (91)
         Loans Originated for Sale                                                                             --            (1,178)
         Proceeds from Loan Sales                                                                              --             1,269
         Net Loss on Sale and Write Down of Other Real Estate Owned                                            32                50
         Deferred Income Taxes                                                                                 (1)              236
         Other Items - Net                                                                                   (128)               29
                                                                                                         --------          --------
                                     NET CASH PROVIDED BY OPERATING ACTIVITIES                                258               828

INVESTING ACTIVITIES
   Net Increase in FRB and FHLB Stock                                                                        (921)             (507)
   Purchases of Available-for-Sale Securities                                                             (30,346)          (22,910)
   Proceeds from Sales of Available-for-Sale Securities                                                     3,713            13,124
   Proceeds from Maturities of Available-for-Sale Securities                                                3,398             5,742
   Net Change in Loans                                                                                        454           (15,559)
   Proceeds from Sale of Other Real Estate Owned                                                              150               165
   Net Cash from Purchase of American Independent Bank                                                      8,325                --
   Purchases of Premises and Equipment                                                                        (78)              (54)
                                                                                                         --------          --------
                                         NET CASH USED BY INVESTING ACTIVITIES                            (15,305)          (19,999)

FINANCING ACTIVITIES
   Net Change in  Deposits                                                                                 (3,620)           13,326
   Net Increase in Other Borrowings                                                                        20,517             6,450
   Dividends Paid                                                                                            (233)             (286)
   Repurchase of Preferred and Common Stock                                                                  (759)              (78)
   Proceeds from Warrants and Sale of Treasury Shares                                                         990               250
   Proceeds from Stock Offering - Net                                                                       1,901                --
                                                                                                         --------          --------
                                     NET CASH PROVIDED BY FINANCING ACTIVITIES                             18,796            19,662
                                                                                                         --------          --------

                                         INCREASE IN CASH AND CASH EQUIVALENTS                              3,749               491
                                CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              3,445             2,954
                                                                                                         --------          --------

                                      CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  7,194          $  3,445
                                                                                                         ========          ========
Supplemental Disclosures of Cash Flow Information:
   Cash Paid During the Year for Interest                                                                $  3,905          $  1,901
   Cash Paid During the Year for Income Taxes                                                            $    214          $    103


The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of First Coastal Bancshares (the "Company") and its wholly-owned Subsidiaries, First Coastal Bank, N.A. (the "Bank") and First Coastal Capital Trust (the "Trust").

Nature of Operations

The Bank has been organized as a single reporting segment and operates four branches in the West Los Angeles area of Southern California. The Bank's primary source of revenue is providing loans to clients, who are predominately small and middle-market businesses and individuals.

The Trust was formed solely to issue and pay dividends on the 11 7/8% Cumulative Preferred Stock (See also Note H).

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one day periods.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the federal reserve bank. The Bank complied with the reserve requirements as of December 31, 1999.

The Bank maintains amounts due from banks which exceed federally insured limits. The Bank has not experienced any losses in such accounts.

Investment Securities Available for Sale

Available-for-sale   securities   consist  of  bonds  and  corporate  notes  not
classified as trading securities nor as held-to-maturity securities.

Unrealized  holding  gains  and  losses,  net  of  tax,  on   available-for-sale
securities are reported as a net amount in a separate component of capital until realized.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES - Continued

Investment Securities Available for Sale - Continued

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

For impairment recognized in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for loan losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for loan losses that otherwise would be reported.

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

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES - Continued

Other Real Estate Owned

Real estate properties acquired through or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of cost, or fair value minus estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

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

Premises and Equipment

Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets or life of the lease if shorter for leasehold improvements. Lives used for this purpose are as follows:


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

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES - Continued

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

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note K.

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

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (Dollar Amounts in Thousands)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES - Continued

Current Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This Statement establishes the effective date of SFAS No. 133 for 2001 and is not expected to have a material impact on the Company's financial statements.


NOTE B - INVESTMENT SECURITIES

Investment securities have been classified in the balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31 were as follows:


                                               Gross       Gross
                                  Amortized  Unrealized  Unrealized     Fair
                                     Cost      Gains       Losses      Value
                                   --------   --------    --------    --------
Available-for-Sale Securities:

   December 31, 1999:
      U.S. Treasury                $  1,972   $     --    $   (304)   $  1,668
      U.S. Government Agencies        6,997         --        (283)      6,714
      Trust Preferred Securities      1,412         29          --       1,441
      Corporate Notes                 5,419          4        (118)      5,305
      Mortgage-Backed Securities     24,760         --      (1,380)     23,380
                                   --------   --------    --------    --------

                                   $ 40,560   $     33    $ (2,085)   $ 38,508
                                   ========   ========    ========    ========

   December 31, 1998:
      U.S. Treasury                $    533   $     --    $     (7)   $    526
      Trust Preferred Securities      1,410         32          --       1,442
      Corporate Notes                 2,020          7         (23)      2,004
      Mortgage-Backed Securities     10,092          9         (70)     10,031
                                   --------   --------    --------    --------

                                   $ 14,055   $     48    $   (100)   $ 14,003
                                   ========   ========    ========    ========


Investment securities carried at $28,428 and $10,557 on December 31, 1999 and 1998, respectively, were pledged to secure short-term borrowings.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (Dollar Amounts in Thousands)


NOTE B - INVESTMENT SECURITIES - Continued

The amortized cost and estimated fair value of all debt securities as of December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Amortized         Fair
                                                          Cost            Value
                                                         -------         -------

Due in One Year or Less                                  $ 1,998         $ 1,928
Due from One Year to Five Years                           12,809          12,162
Over Five Years to Ten Years                               9,242           8,844
After Ten Years                                           16,511          15,574
                                                         -------         -------

                                                         $40,560         $38,508
                                                         =======         =======

NOTE C - LOANS

The Bank's loan portfolio consists primarily of loans to borrowers within Los Angeles County. The Bank has also purchased loans outstanding of $14,383, at December 31, 1999, secured by residential properties in Arizona, Maine and Iowa.

Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank's market area and, as a result, the Bank's loan and collateral portfolios are, to some degree, concentrated in those industries.

A summary of the changes in the allowance for loan losses as of December 31 follows:

                                                               1999       1998
                                                             -------    -------

Balance at Beginning of Year                                 $   549    $   615
Additions to the Allowance Charged to Expense                    147         10
Recoveries on Loans Charged Off                                   57         82
Allowance on Loans Purchased from American Independent Bank      402         --
                                                             -------    -------
                                                               1,155        707
Less Loans Charged Off                                          (284)      (158)
                                                             -------    -------

                                                             $   871    $   549
                                                             =======    =======

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (Dollar Amounts in Thousands)


NOTE C - LOANS - Continued

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:


                                                               1999        1998
                                                              ------      ------

Recorded Investment in Impaired Loans                         $  882      $1,725
                                                              ======      ======

Related Allowance for Loan Losses                             $   22      $   54
                                                              ======      ======

Average Recorded Investment in Impaired Loans                 $1,155      $1,346
                                                              ======      ======

Interest Income Recognized for Cash Payments                  $   52      $   68
                                                              ======      ======


Loans having carrying values of $109 and $165 were transferred to other real estate owned in 1999 and 1998.

In the ordinary course of business, the Bank has granted loans to certain executive officers, directors and employees with which they are associated. In the Bank's opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons.

The following is a summary of the activity in these loans:

                                                          1999            1998
                                                          -----           -----

Balance at Beginning of Year                              $   3           $ 150
Principal Repayments                                         (3)           (147)
Advances                                                     --              --
                                                          -----           -----

Balance at End of Year                                    $  --           $   3
                                                          =====           =====

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (Dollar Amounts in Thousands)


NOTE D - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

                                                             1999         1998
                                                           -------      -------

Leasehold Improvements                                     $   841      $   775
Furniture, Fixtures, and Equipment                           1,668        1,100
                                                           -------      -------
                                                             2,509        1,875
Less Accumulated Depreciation and Amortization              (1,902)      (1,489)
                                                           -------      -------

                                                           $   607      $   386
                                                           =======      =======


The Bank leases its branch facilities under operating leases that expire at various dates through 2007.

At December 31, 1999, approximate future minimum annual rental payments under noncancellable operating lease agreements are as follows:

                                                 El         Marina
                                               Segundo      del Rey       Gardena      Burbank       Total
                                              -----------  -----------   -----------  -----------  -----------
2000                                               $  98        $  70         $ 119        $ 110        $ 397
2001                                                  98           --           119          110          327
2002                                                  98           --           119          110          327
2003                                                  41           --           119          110          270
2004                                                  --           --            --          110          110
Thereafter                                            --           --            --          320          320
                                              -----------  -----------   -----------  -----------  -----------
Total Minimum Payments Required                    $ 335        $  70         $ 476        $ 870       $1,751
                                              ===========  ===========   ===========  ===========  ===========



Total rent expense included in the statements of operations is approximately $347 for 1999 and $183 for 1998.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (Dollar Amounts in Thousands)


NOTE E - DEPOSITS

At December 31, 1999, the scheduled maturities of time deposits are as follows:

              Within One Year                            $ 32,453
              One to Five Years                             1,338
                                                    --------------

                                                         $ 33,791
                                                    ==============



NOTE F - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 1999 are comprised of the following advances from the Federal Home Loan Bank:

                    Maturity            Interest
                      Date                 Rate               Amount
                    --------               ----          ---------------
                      1/5/00               5.70%               $  3,000
                     1/10/00               5.93%                 16,000
                     1/31/00               5.91%                  6,000
                                                         ---------------
                                                               $ 25,000
                                                         ===============

These advances are secured by investment securities as discussed in Note B.


NOTE G - LONG-TERM DEBT

On June 25, 1998 the Company borrowed $1,000 from a correspondent bank, through the issuance of a promissory note that matures on July 15, 2005. This loan was refinanced in 1999 with another correspondent bank and requires monthly payments of interest between prime plus 1.25% and prime plus 2.0% , depending on the deposit balance maintained by the Bank at the correspondent bank, and principal payments of $87, $109, $130 and $609 in 2000, 2001, 2002, and 2003,
respectively. This loan is secured by the common stock of the Bank, which is wholly owned by the Company.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (Dollar Amounts in Thousands)


NOTE H - MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES

On March 3, 1999, the Trust issued $6,600 of 11.875% Cumulative Trust Preferred Securities. The Trust invested the gross proceeds from the offering in the junior subordinated debentures issued by the Company concurrently with the issuance of the Trust Preferred Securities. The Company will pay the interest on the junior subordinated debentures to the Trust, which represents the sole revenues and the sole source of dividend distributions by the Trust to the holders of the Trust Preferred Securities. The Company has guaranteed, on a subordinated basis, payment of the Trust's obligations. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on December 31, 2028, but can be redeemed at premiums of 108%, 105% and 102% through December 31, 2002, 2003 and 2004, respectively. After December 31, 2004, the Trust Preferred Securities can be redeemed at par value.

In connection with the offering of the Trust Preferred Securities by the Trust and the subordinated debentures by the Company, the Company incurred underwriting fees, professional fees and other costs of $1,020. These cost are included in other assets and amortized over the contractual term of the Trust Preferred Securities, thirty years.

Distributions to holders of the Preferred Securities are recognized through income statement as interest expense. Total distribution made was $651 for the year ended December 31, 1999.


NOTE I - INCOME TAXES

The provisions for income taxes included in the consolidated statements of operations consist of the following:

                                                        1999                1998
                                                       -----               -----
Current:
   Federal                                             $  --               $  36
   State                                                   2                  12
                                                       -----               -----
                                                           2                  48
Deferred                                                  (1)                236
                                                       -----               -----

                                                       $   1               $ 284
                                                       =====               =====

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (Dollar Amounts in Thousands)


NOTE I - INCOME TAXES - Continued

A comparison of the federal statutory income tax rates to the Company's effective income tax rates follow:

                                                               1999       1998
                                                             -------    -------
Deferred Tax Assets:
   Allowance for Loan Losses Due to Tax Limitations          $   210    $    75
   Net Loss Carryforwards                                        568        363
   Unrealized Loss on Investment Securities                      842         21
   Other Assets                                                  316         11
                                                             -------    -------
                                                               1,936        470
Deferred Tax Liabilities:
   Cash Basis Reporting for Tax Purposes                          --        (85)
   Premises and Equipment Due to Depreciation Difference         (28)        (8)
                                                             -------    -------
                                                                 (28)       (93)
                                                             -------    -------

Net Deferred Taxes                                           $ 1,908    $   377
                                                             =======    =======

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the potential deferred tax asset at December 31 relate to the following:

                                                  1999                1998
                                             ---------------      -------------
                                             Amount     Rate      Amount   Rate
                                             ------     ----      ------   ----

Federal Tax Rate                              $(133)    (34.0)%   $ 185    34.0%
California Franchise Taxes,
  Net of Federal Tax Benefit                      1      0.2         50     9.2
Nondeductible Goodwill Amortization             119     30.5         45     8.3
Other Items - Net                                14      3.1          4     0.8
                                              -----     ----      -----    ----

Company's Effective Rate                      $   1     (0.2)%    $ 284    52.3%
                                              =====     ====      =====    ====


The Company adjusted the valuation allowance for $56 in 1998 for items related to Marina Bank (credited to Goodwill) and $141 in 1998 items related to the Company generated prior to the Quasi-Reorganization (credited to Common Stock).

The Bank has net operating loss carryforwards of approximately $1,589 and $384 for federal income and state franchise tax purposes, respectively. Net operating loss carryforwards, to the extent not used, will expire in varying amounts through 2012. Due to ownership changes that have occurred at the Bank, the net loss carryforwards reported, and the related deferred tax assets, have been reduced to those allowable under Internal Revenue Code Section 382.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (Dollar Amounts in Thousands)


NOTE J - COMMITMENTS AND CONTINGENCIES

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

As of December 31, 1999, the Bank had commitments to extend credit of $7,966 whose contractual amount represents credit risk.

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

The Bank is involved in various litigation, which has arisen in the ordinary course of its business. In the opinion of management, the disposition of such pending litigation will not have a material effect on the Bank's financial statements.


NOTE K - STOCK OPTION PLAN

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation costs for this plan been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the impact would not have materially affected net income.

The Company has a stock option plan under which 185,000 of its common shares may be issued to directors, officers and key employees at not less than 100% of fair market value at the date the options are granted.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk-free rates of 5.0% in 1999 and 4.5% in 1998, disregarding any volatility and expected lives of five years in each year. The weighted-average fair value of options granted during 1999 was $1.41 and $1.23 for 1998.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
              (Dollar Amounts in Thousands, Except Per Share Data)


NOTE K - STOCK OPTION PLAN - Continued

A summary of the status of the Bank's fixed stock option plan, as of December 31, 1999 and 1998:

                                                    1999                                 1998
                                      --------------------------------     -------------------------------
                                                          Weighted                             Weighted
                                                           Average                             Average
                                                          Exercise                             Exercise
                                         Shares             Price             Shares            Price
                                      -------------     --------------     -------------     -------------
Outstanding at Beginning of Year            60,000            $  6.21             5,000           $  5.75
Granted                                     68,000            $  6.50            55,000           $  6.25
Exercised                                       --                                   --
Forfeited                                  (28,000)           $  6.32                --
                                      ------------                         ------------
Outstanding at End of Year                 100,000            $  6.38            60,000           $  6.21
                                      ============                         ============


The following table summarizes information about fixed options outstanding at December 31, 1999:

                                         Options Outstanding                                  Options Exercisable
                     ------------------------------------------------------------      ----------------------------------
                                               Weighted-             Weighted-                               Weighted-
                                                Average               Average                                 Average
   Exercise             Number                 Remaining              Exercise             Number             Exercise
    Price            Outstanding           Contractual Life            Price            Exercisable            Price
---------------      --------------       --------------------      -------------      ---------------      -------------
       $  6.25              50,000             8.1 years                 $  6.25               20,000            $  6.25
       $  6.50              50,000             9.1 years                 $  6.50               10,000            $  6.50
                     --------------                                                    ---------------
       $  6.38             100,000             8.6 years                 $  6.38               30,000            $  6.38
                     ==============                                                    ===============


Had the Bank determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Bank's net income would have been reduced to the following pro forma amount:

                                                       1999              1998
                                                     --------          --------
Net (Loss) Income:
   As Reported                                       $   (391)         $    259
   Pro Forma                                         $   (417)         $    244

Per Share Data:
   Net (Loss) Income - Basic
      As Reported                                    $  (0.60)         $  (0.04)
      Pro Forma                                      $  (0.62)         $  (0.06)

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (Dollar Amounts in Thousands)


NOTE L - EARNINGS PER SHARE

The following is a reconciliation of net (loss) income and shares outstanding to the (loss) income and the weighted-average number of shares used to compute EPS:

                                                            1999                             1998
                                                    --------------------------    --------------------------
                                                      Income         Shares         Income         Shares
                                                    -----------    -----------    -----------    -----------
Net (Loss) Income as Reported                       $      (391)                 $       259
Shares Outstanding at Year End                                       1,232,428                       714,551
Impact of Weighting Shares
   Issued and/or Retired During the Year                               (91,214)                      (44,722)
Dividends and Redemption Premium
   on Preferred Stock                                      (290)                         (286)
                                                    -----------    -----------    -----------    -----------
                                Used in Basic EPS   $      (681)     1,141,214    $       (27)       669,829
                                                    ===========    ===========    ===========    ===========


The effect of outstanding options and conversion features of the preferred stock were not included, as their effect would be antidilutive due to the loss used for basic EPS.


NOTE M - QUASI-REORGANIZATION AND HOLDING COMPANY FORMATION

With the consent of the Office of the Comptroller of the Currency (the "OCC") and the Company's shareholders, the Company adjusted its capital accounts through a quasi-reorganization. As of July 1, 1997, the Company eliminated its accumulated deficit and unrecognized loss on available for sale securities through a reduction of its capital account by the same amount.

On June 24, 1997, the shareholders of First Coastal Bank, N.A. exchanged their outstanding common and preferred stock for preferred stock and common stock of First Coastal Bancshares, a newly formed bank holding company. There was no change in ownership and no cash involved in this transaction.


NOTE N - PREFERRED STOCK

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

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (Dollar Amounts in Thousands)


NOTE O - REVERSE STOCK SPLIT

The Company's shareholders approved a one-for-five reverse split of its common stock effective November 24, 1998. All per share data in these financial statements and notes has been adjusted for this split.


NOTE P - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

First Coastal Bancshares operates First Coastal Bank, N.A. and First Coastal Capital Trust. The earnings of the subsidiaries are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented below:


                            CONDENSED BALANCE SHEETS

                                                                 December 31,
                                                             -------------------
                                                               1999        1998
                                                             -------     -------
ASSETS:
   Cash                                                      $   714     $    57
   Investment in Subsidiaries                                 11,481       6,183
   Loans                                                       1,125       1,000
   Other Assets                                                1,048          91
                                                             -------     -------

                                      TOTAL ASSETS           $14,368     $ 7,331
                                                             =======     =======

LIABILITIES:
   Long-Term Debt                                            $   935     $ 1,000
   Subordinated Debt - Trust Preferred Securities              6,804          --
   Other Liabilities                                              40          71
                                                             -------     -------
                                 TOTAL LIABILITIES             7,779       1,071

                              SHAREHOLDERS' EQUITY             6,589       6,260
                                                             -------     -------

                                                             $14,368     $ 7,331
                                                             =======     =======

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (Dollar Amounts in Thousands)


NOTE P - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - Continued


                         CONDENSED STATEMENTS OF INCOME

                                                                    Year Ended
                                                                   December 31,
                                                                  --------------
                                                                  1999     1998
                                                                  -----    -----
INCOME:
   Dividends from Subsidiary                                      $  20    $ 274
   Other                                                             25       --
                                                                  -----    -----
                                                 TOTAL INCOME        45      274
EXPENSES:
   Interest                                                         671       --
   Other                                                             76       24
                                                                  -----    -----

                                               TOTAL EXPENSES       747       24
                                                                  -----    -----

                  (LOSS) INCOME BEFORE INCOME TAX BENEFIT AND
                 EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY      (702)     250

INCOME TAX BENEFIT                                                  288       --

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY                         23        9
                                                                  -----    -----

                                             NET (LOSS) INCOME    $(391)   $ 259
                                                                  =====    =====

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (Dollar Amounts in Thousands)


NOTE P - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - Continued


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                Year Ended
                                                                December 31,
                                                             ------------------
                                                               1999       1998
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss) Income                                         $  (391)   $   259
   Noncash Items Included in Net (Loss) Income:
      Equity in Income of Subsidiary                             (43)      (283)
      Change in Other Assets and Liabilities                    (988)         8
                                                             -------    -------
                                NET CASH USED BY
                            OPERATING ACTIVITIES              (1,422)       (16)
CASH FLOWS FROM INVESTING ACTIVITY:
   Net Increase in Loans                                        (125)    (1,000)
   Capital Infusion in Subsidiary Bank                        (6,250)        --
   Capital Infusion in Subsidiary Trust                         (204)        --
   Dividends and Capital Infusion Received from Subsidiary        --        274
                                                             -------    -------
                                NET CASH USED BY
                            INVESTING ACTIVITIES              (6,579)      (726)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Increase in Long-Term Debt                              6,739      1,000
   Net Proceeds from Stock Offering                            1,901         --
   Exercise of Warrants and Options                              990         --
   Repurchase of Preferred and Common Stock                     (759)       (78)
   Dividends Paid                                               (233)      (286)
                                                             -------    -------
                               NET CASH PROVIDED
                         BY FINANCING ACTIVITIES               8,638        636
                                                             -------    -------

                      NET INCREASE (DECREASE) IN
                       CASH AND CASH EQUIVALENTS                 637       (106)

                      CASH AND CASH EQUIVALENTS,
                            AT BEGINNING OF YEAR                  57        163
                                                             -------    -------

                       CASH AND CASH EQUIVALENTS
                               AT ENDING OF YEAR             $   694    $    57
                                                             =======    =======

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE Q - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash and due from banks and federal funds sold, are considered to approximate fair value due to the short-term nature of these financial instruments. The fair values of investment securities available for sale are generally based on quoted market prices. The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

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

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (Dollar Amounts in Thousands)


NOTE Q - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The estimated fair value of financial instruments at December 31 are summarized as follows:

                                               1999                 1998
                                        ------------------    ------------------
                                        Carrying    Fair      Carrying     Fair
                                         Value      Value      Value      Value
                                        -------    -------    -------    -------
Financial Assets:
   Cash and Due From Banks              $ 5,398    $ 5,398    $ 2,745    $ 2,745
   Federal Funds Sold                   $ 1,800    $ 1,800    $   700    $   700
   Investment Securities                $38,508    $38,508    $14,003    $14,003
   FRB and FHLB Stock                   $ 1,597    $ 1,597    $   676    $   676
   Loans                                $72,449    $70,929    $54,614    $55,382

Financial Liabilities:
   Deposits                             $89,620    $89,614    $58,591    $58,591
   Other Borrowings                     $32,535    $32,535    $11,000    $11,000



NOTE R - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (Dollar Amounts in Thousands)


NOTE R - REGULATORY MATTERS - Continued

As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios:

                                                                                       Amount of Capital Required
                                                                               --------------------------------------------
                                                                                 To Be Adequately         To Be Well-
                                                              Actual               Capitalized            Capitalized
                                                       ---------------------   ---------------------  ---------------------
                                                        Amount      Ratio       Amount      Ratio      Amount      Ratio
                                                       ----------  ---------   ---------   ---------  ----------  ---------
As of December 31, 1999:
      Total Capital (to Risk-Weighted Assets)            $ 8,661    10.6%       $ 6,522      8.0%       $ 8,153    10.0%
      Tier 1 Capital (to Risk-Weighted Assets)           $ 6,990     8.6%       $ 3,261      4.0%       $ 4,892     6.0%
      Tier 1 Capital (to Average Assets)                 $ 6,990     5.8%       $ 4,819      4.0%       $ 6,023     5.0%

As of December 31, 1998:
      Total Capital (to Risk-Weighted Assets)            $ 5,736    11.2%       $ 4,106      8.0%       $ 5,133    10.0%
      Tier 1 Capital (to Risk-Weighted Assets)           $ 4,247     8.3%       $ 2,053      4.0%       $ 3,080     6.0%
      Tier 1 Capital (to Average Assets)                 $ 4,247     5.4%       $ 3,131      4.0%       $ 3,914     5.0%


The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively. It's total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 12.0% and 5.3%, respectively, at December 31, 1999 and 9.8% and 5.9%, respectively, at December 31, 1998.

The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by national banks that exceed the net income (as defined) for the current year plus retained net income for the preceding two years must be approved by the OCC. The Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                          (Dollar Amounts in Thousands)


NOTE S - RELATED PARTY TRANSACTIONS

The Company's largest shareholder is California Community LLC that owns approximately 56% of the outstanding common stock at December 31, 1999. The President and Chief Executive Officer of the Company is also the Chief Executive Officer and Manager of California Community LLC. Several of the Company's other Directors also have ownership interests in California Community LLC.

The Bank has engaged DataTech Management, Inc. to provide loan servicing and computer hardware and software maintenance services. During 1999 and 1998, the Bank paid $214 and $137, respectively, for such services. On December 27 1999, the Company advanced DataTech Management $125,000 under a promissory note that includes interest at the prime rate plus 1.25%, and is all due and payable in 180 days. Two of the Company's executive officers and directors own DataTech Management, Inc.

One of the Company's directors owns a 25% interest in the lessor of the headquarters and main branch of the Bank. Additionally, another director owns the building of the Gardena branch. See Note D for additional information on the commitments and payments due pursuant to these leases.


NOTE T - MERGER ACTIVITY

On June 26, 1997, the Company acquired 100% of the outstanding common stock of Marina Bank (MB) for approximately $4,126 in cash (including transaction costs). MB had total assets of approximately $20,864. The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16. "Business Combinations." Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date, which were not materially different from their book values. Goodwill arising from the transaction totaled approximately $2,083 and is being amortized over fifteen years on a straight-line basis.

On March 8, 1999, the Bank acquired 100% of the outstanding common stock of American Independent Bank, N.A. (AIB) for approximately $6,500 in cash. AIB had total assets of approximately $38,000. This acquisition was also accounted for using the purchase method of accounting in accordance with APB Opinion No. 16. "Business Combinations". The financial statements include the operations of AIB from the date of the acquisition. Goodwill arising from the transaction is approximately $3,997 and is being amortized over fifteen years on a straight-line basis.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
              (Dollar Amounts in Thousands, Except Per Share Data)


NOTE T - MERGER ACTIVITY - Continued

The following table sets forth selected unaudited pro forma combined financial information of the Bank and AIB for the years ended December 31, 1999 and 1998. The pro forma operating data reflects the effect of the acquisition of AIB as if it was consummated at the beginning of each year presented. The pro forma results are not necessarily indicative of the results that would have occurred had the acquisition been in effect for the full years presented, nor are they necessarily indicative of the results of future operations.


                                                             1999          1998
                                                          -------       -------

Interest and Noninterest Income:
   The Company                                            $ 9,042       $ 5,931
   AIB before the Merger                                      637         3,642
                                                          -------       -------
                                                          $ 9,679       $ 9,573
                                                          =======       =======

Net (Loss) Income:
   The Company                                            $  (349)      $   259
   AIB before the Merger                                     (505)          121
   Interest Costs - Pro Forma, net of Tax                     (77)         (464)
   Goodwill Amortization - Pro Forma                          (42)         (255)
                                                          -------       -------
                                                          $  (973)      $  (339)
                                                          =======       =======

Net Loss per Share - Basic                                $ (1.11)      $ (0.55)



These pro forma disclosures include only adjustment to interest expense from the funds borrowed to fund a portion of the purchase, amortization of the goodwill recorded in the acquisition and adjustments to the per share data to reflect the issuance of common stock to fund the balance of the purchase. No adjustments have been reflected in these amounts for the anticipated cost savings to be derived from this merger.


NOTE S - WARRANTS

In connection with the supplemental stock offering in 1999, the Company issued warrants as additional consideration to the investment banking firms who underwrote the offering. These warrants allow for the purchase of 15,000 shares of common stock of the Company at a purchase price of $9.00 per share. All unexercised warrants expire on March 3, 2004. No value was assigned to these warrants, as their exercise price was substantially in excess of the price per share of common stock in the 1999 supplemental offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following is a list of the directors of First Coastal Bancshares and the executive officers and significant employees of First Coastal Bancshares and the Bank. The year first elected or appointed indicates the year such person was elected or appointed as director of First Coastal Bancshares or, if earlier, the Bank.

                                                                                           Year First
                                                                                           Elected or
Name                  Age                     Title                                        Appointed
----                  ---                     -----                                        ----------

Don M. Griffith ......56     Chairman, President and Chief Executive                          1996
                             Officer of First Coastal Bancshares and the Bank

Deborah A. Marsten....46     Vice-Chair, Secretary and Chief Financial                        1996
                             Officer of First Coastal Bancshares; Vice-Chair
                             and Chief Operating Officer of the Bank

Paul M. Deters........59     Director of First Coastal Bancshares and the Bank                1983

Clifford J. Einstein..60     Director of First Coastal Bancshares                          1983/1992

Charles R. Fullerton..57     Director of First Coastal Bancshares and the Bank                1996

Carole J. LaCaze......56     Director of First Coastal Bancshares and the Bank                1996

Thomas D. Spears......65     Director of First Coastal Bancshares and the Bank                1983

Joseph H. Wender......55     Director of First Coastal Bancshares                             1997

Gordon Fong...........32     Senior Vice President and Chief Financial                        N/A
                             Officer of the Bank

C. Edward Myska.......54     Senior Vice President of the Bank                                N/A

Don M. Griffith is Chairman, President and Chief Executive Officer of First Coastal Bancshares and the Bank. Mr. Griffith is also Chief Executive Officer and Manager of California Community LLC, which bought a majority interest in the Bank in August, 1996. Mr. Griffith is also the Chairman of DataTech Management, Inc. and the founder of D.M. Griffith & Co., Inc., an investment firm started with the financial backing of Kohlberg, Kravis, Roberts & Co. in 1989 to invest in banks and thrifts. Mr. Griffith was Chairman and Founder of Peninsula National Bank from 1993 until the sale of his interest in Peninsula in 1995. Mr. Griffith was previously a director of Palos Verdes National Bank, the predecessor to Peninsula, which failed in 1993. Mr. Griffith's previous banking experience also includes work at First Interstate Bancorp from 1979 to 1989, where he was Executive Vice President and Chief Financial Officer, and Bank of America from 1974 to 1979, where he was in charge of the energy lending unit in Los Angeles. A Los Angeles native, Mr. Griffith earned an MBA from the Harvard Graduate School of Business Administration, a MA in Political Science from the University of California, Berkeley and a BA in Political Science from Stanford.

Deborah A. Marsten is Vice-Chair, Secretary and Chief Financial Officer of First Coastal Bancshares and Vice-Chair and Chief Operating Officer of the Bank. Ms. Marsten has over 28 years of experience in banking and related businesses. Ms. Marsten is also a Manager of California Community LLC and the President and Chief Executive Officer of DataTech Management, Inc. From 1993 to 1996,
Ms. Marsten was a consultant specializing in bank operations. She was formerly both the Senior Vice President and Chief Financial Offier of Western United National Bank from 1988 to 1993 and Brentwood Square Savings and Loan Association from 1985 to 1988, and Vice President and Cashier of both Mercantile National Bank and First Beverly Bank.

Paul M. Deters, Director of First Coastal Bancshares and the Bank, is the Chairman of the Board of Bussco, Inc. in Torrance, which manufactures electronic components for the aerospace and computer industries. He is also Chairman and CEO of PDP International, a manufacturer of electrical products used in the telecommunications industry. Mr. Deters served as the founding Chairman of the Bank for ten years.

Clifford J. Einstein, Director of First Coastal Bancshares, is the Chairman, CEO, Managing Partner, and Creative Director of Dailey & Associates, a division of Interpublic Group of Companies, one of the world's largest advertising companies. He has held these positions since 1994. Mr. Einstein is on the Advisory Board of the Rape Treatment Center of Santa Monica. He is a member of the Screen Actors Guild, the Directors Guild of America and of ASCAP, and is a trustee of the Museum of Contemporary Art.

Charles R. Fullerton, Director of First Coastal Bancshares and the Bank, is Co-owner and Chief Financial Officer of Parsec Automation Corp., a software and engineering service company located in Brea, California. In addition, he is the owner of Fullerton & Co., a financial advisory firm in Long Beach, California, which places debt and equity for small and medium sized companies. From 1986 to 1990, Mr. Fullerton was Managing Director of First Interstate Venture Capital Corporation, a capital fund that invested in small businesses. He earned his BA in economics from Stanford University and his MBA from the University of Southern California.

Carole J. LaCaze, Director of First Coastal Bancshares and the Bank, is a Partner of LaCaze Development Company, where she and her husband develop, hold and manage over two million square feet of retail space in California and Nevada. Mrs. LaCaze graduated with a BA from UCLA and completed graduate studies in education at USC. She also serves on the boards of the Little Company of Mary Hospital Foundation and the Hospice Foundation.

Thomas D. Spears, Director of First Coastal Bancshares and the Bank, is the President of Spears TV and Appliance, Inc. located in Gardens, California. Mr. Spears was an original director of American Independent Bank.

Joseph H. Wender, Director of First Coastal, is a Limited Partner of Goldman, Sachs & Co., a full-service investment banking and financial services firm, and works in its Financial Institutions Group. Mr. Wender joined Goldman, Sachs & Co. in 1971 and rose to the position of Vice-President of the Investment Banking Division in 1975 and Partner in 1982. Mr. Wender is also a director of ISIS Pharmaceuticals Inc. Mr. Wender is a graduate of Yale Law School and the Harvard Graduate School of Business.

Gordon Fong is Senior Vice President and Chief Financial Officer of the Bank. Prior to joining the Bank in September 1997, Mr. Fong was a Manager at Deloitte & Touche, LLP where he specialized in the audits of community banks in the Southern California area. Mr. Fong is a Certified Public Accountant and received his BA from UCLA in Economics/Business.

C. Edwards Myska is Senior Vice President of Business Development/Marketing of the Bank. Mr. Myska has over 25 years of experience in the banking industry. From 1987 to 1997, Mr. Myska was employed by Marathon National Bank as Senior Vice President of Business Development. From 1979 to 1987, Mr. Myska was Vice President of Banking Operations with the First Federal Bank. Mr. Myska is a graduate of California State University, Northridge where he received a BA degree in Business Management and Sociology.

Administrators of the Trust

Gordon Fong and Deborah A. Marsten serve as administrators of the Trust. As the holder of the common securities of the Trust, we have the right to appoint the administrators. The rights and duties of the administrators are set forth in the Trust Agreement, which is included as an exhibit by reference in Item 14, and generally consist of administrative and ministerial duties associated with the operation of the Trust. The administrators shall not be trustees or, to the fullest extent permitted by law, fiduciaries with respect to the trust or the holders of the preferred securities. The administrators will not receive any additional compensation for serving as administrators.

Employment Agreements

We have also endtered into a three-year employment agreement with Mr. Myska commencing on August 1, 1997. The agreement entitles Mr. Myska to annual compensation of $80,000 and quarterly commissions based on a percentage of new deposits Mr. Myska generates for us.

ITEM 11. EXECUTIVE COMPENSATION

Our directors and officers receive no additional compensation for serving as directors and officers of First Coastal Bancshares. The Bank pays all salary and compensation. The following table sets forth the aggregate annual remuneration of our three highest paid officers for the 1999 fiscal year, and for fiscal years 1998 and 1997. No other officer had annual salary and bonuses totaling more than $100,000,

              Name and                                            Annual
         Principal Position                      Fiscal Year      Salary            Bonus
         ------------------                      -----------      ------            -----
Don M. Griffith, Chairman and Chief              1999             $150,000              --
  Executive Officer of the Bank                  1998             $112,920              --
                                                 1997(1)          $112,920              --

Deborah A. Marsten, Vice Chair and               1999(2)          $150,000              --
  Chief Operating Officer of the Bank            1998             $ 50,000              --
                                                 1997             $ 30,000              --

                                                 1999             $ 80,000          $ 75,882
C. Edwards Myska, Senior Vice President          1998             $ 80,000          $ 72,732
  and Business Development Officer of the Bank   1997(3)          $ 33,333          $  4,450

--------------------
(1)  Mr. Griffith's employment began on August 1, 1996.

(2) Ms. Marsten became the Chief Operating Officer of the Bank in 1999. Prior to 1999, Ms. Marsten was compensated by the Bank for her services rendered to the Bank as a director.

(3)  Mr. Myska's employment began on August 1, 1997.

Director Compensation

The members of our board of directors do not receive any fees for being a director or attending meetings.

Stock Option Plan

Our shareholders approved an employee stock option plan in 1996, which provides for the issuance of up to 185,000 options to directors, officers and key employees. The exercise price of options issued under our stock option plan must be at least 100% of the fair market value of the common stock on the date the options are granted. As of December 31, 1999, options to purchase 100,000 shares of common stock were outstanding, of which 30,000 are currently exercisable.

Except for our employee stock option plan, we do not have any other long-term incentive plan.

                    Options
                  Outstanding at    Weighted Average       Weighted Average
Name of Holder   December 31, 1999   Exercise Price   remaining contractual life
--------------   -----------------   --------------   --------------------------

Don M. Griffith     50,000           6.38                  8.6 years
Deborah A. Marsten  50,000           6.38                  8.6 years
C. Edward Myska          0           N/A                      N/A

See Note K to the consolidated financial statements, including in ITEM 8, for additional information on stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth the shares of series A preferred stock and common stock beneficially owned as of December 31, 1999 by each of our executive officers, each of our directors, each person known to us to be the beneficial owner of more than 5% of the outstanding series A preferred stock or common stock, and all of our directors and executive officers as a group. Percentage amounts for the common stock assume the exercise of all officers as a group. Percentage amounts for the common stock assume the exercise of all stock options and warrants exercisable by such person within 60 days, the conversion of all shares of series A preferred stock held by said person, the distribution by California Community LLC of its shares of our common stock to its members and no exercise of options or warrants, and no conversion of series A preferred stock, by any other person.

                                series A preferred stock            Common stock
                               --------------------------    -------------------------
                                Amount and                    Amount and
                                Nature of                     Nature of
Name and Address                Beneficial    Percent of      Beneficial     Percent of
of Beneficial Owner             Ownership       Class         Ownership        Class
-------------------             ---------       -----         ---------        -----
Don M. Griffith(1)...........    3,940(2)         *%          707,640(2)        56.5%
Paul M. Deters (1)...........        0            0             5,317              *
Clifford J. Einstein(1)......        0            0             5,560              *
Charles R. Fullerton(1)......        0            0            13,499(3)         1.1
Thomas D. Spears(1)..........        0            0               350(4)           *
Carole J. LaCaze(1)..........        0            0            13,499(3)         1.1
Deborah A. Marsten(1)........        0            0            28,699(5)         1.5
Joseph H. Wender(1)..........    4,741          1.1            79,935(6)         6.5
California Community LLC(7)..        0            0           688,700           55.9
  355 South Grand Ave.,
  Suite 4295
  Los Angeles, CA 90071
Charles A. Davis(8)..........   13,333          3.1            75,029(9)         6.1
Stephen Friedman(8)..........   13,333          3.1            75,029(9)         6.1
John Markham Green(8)........   13,333          3.1            75,029(9)         6.1
All directors and executive
  officers as a group........    8,681          2.1           730,981(10)       59.1
---------------------
* Less than 1%.

(1) The address for each person is c/o First Coastal Bancshares, 275 Main Street, El Segundo, California 90245.

(2) Mr. Griffith is the Chief Executive Officer of California Community LLC, which holds 688,700 shares of common stock. Mr. Griffith beneficially owns 12.98% of California Community LLC's capital units. As the CEO of California Community LLC, Mr. Griffith has the power to vote all of the common stock held by California Community LLC and is therefore deemed to be a beneficial owner of all such shares. Mr. Griffith also beneficially owns 15,000 shares of common stock pursuant to stock options exercisable within 60 days and 3,940 shares of series A preferred stock held by his wife.

     Mr. Griffith does not directly hold any shares of common stock. Mr. Griffith disclaims ownership of all but 104,393 shares.

(3) These individuals do not directly hold any shares of common stock, but instead each beneficially own 1.95% of the capital units of California Community LLC, which represents approximately 13,499 shares of common stock.

(4) Represents 350 units consisting of 350 shares of common stock and 350 shares of 11 7/8% cumulative preferred stock.

(5) Ms. Marsten beneficially owns 1.96% of the capital units of California Community LLC, which represents approximately 13,499 shares of common stock, and 200 shares of common stock directly. Ms. Marsten also beneficially owns 15,000 shares of common stock pursuant to stock options exercisable within 60 days.

(6) Mr. Wender beneficially owns 7.84% of the capital units of California Community LLC, which represents approximately 53,994 shares of common stock, 21,200 shares of common stock held directly and 4,741 shares of series A preferred stock, which are convertible into 4,741 shares of common stock.

(7)  Controlled by Mr. Griffith and Ms. Marsten.

(8) The address for each is c/o California Community LLC, 355 South Grand Ave., Suite 4295, Los Angeles, CA 90071.

(9) Each of these individuals beneficially owns 5.88% of the capital units of California Community LLC, which represents approximately 40,496 shares of common stock, 21,200 shares of common stock held directly and 13,333 shares of series A preferred stock, which are convertible into 13,333 shares of common stock.

(10) Includes all shares beneficially owned by California Community LLC, all shares directly owned, all shares obtainable upon conversion of shares of series A preferred stock and all shares which may be purchased upon exercise of stock options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

California Community LLC

California Community LLC is a California limited liability company controlled by Don M. Griffith and Deborah A. Marsten, who are directors and executive officers of First Coastal Bancshares. No other investor in Calfornia Community LLC is permitted to own more than 9.9% of the membership units of California Community LLC. In August 1996, California Community LLC was approved by the Federal Reserve to become a bank holding company and acquired a majority interest in the Bank. At December 31, 1999, California Community LLC owns 688,700 shares of First Coastal Bancshares common stock representing a majority ownership of 56%.

                                     PART IV


ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits

    3.1     Articles of Incorporation of First Coastal Bancshares (A)
    3.2     Bylaws of First Coastal Bancshares (A)
    3.3     Form of Trust Agreement of First Coastal Capital Trust (A)
    4.1     Form of Indenture relating to the Junior Subordinated Debentures (A)
    4.2     Form of Specimen of Junior Subordinated Debenture (A)
    10.1    Form of Agreement as to Expenses and Liabilities (A)
    10.2    Form of Guarantee Agreement (A)
    10.3    Stock Option Plan (A)
    10.4    Employment Agreement of C. Edward Myska (A)
    10.5    Credit Analysis Agreement with DataTech Management, Inc. (A)
    10.6    Loan Documentation Agreement with DataTech Management, Inc. (A)
    10.7    Loan Servicing Agreement with DataTech Management, Inc. (A)
    10.8 Form of Conversion Agreement relating to conversion of Series A Preferred Stock (A)
    10.9 Subscription Agreement relating to California Community LLC's exercise of its warrants (A)
    10.11   Form of Underwriters' Warrant(A)

    23.1 Consent of Vavrinek, Trine, Day & Co., LLP - see opinion included in Item 8.

    27      Financial Data Schedule


    b)  Reports on  Form 8-K


        None

----------
(A) Included on SB-2 filed on December 1, 1998 and amended on February 3, 1999 and February 12, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  First Coastal Bancshares


Date:    March 30, 2000       /s/ Don M. Griffith
         Don M. Griffith      ----------------------
         Chief Executive Officer,
         Chairman and Director


Date:    March 30, 2000       /s/ Deborah A. Marsten
         Deborah A. Marsten   ----------------------
         Chief Financial Officer,
         Secretary and Director


In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:


Signature                           Title                              Date
---------                           -----                              ----

/s/ Paul S. Deters                  Director                      March 30, 2000
------------------------
Paul S. Deters

/s/ Clifford J. Einstein            Director                      March 30, 2000
------------------------
Clifford J. Einstein

/s/ Charles R. Fullerton            Director                      March 30, 2000
------------------------
Charles R. Fullerton

/s/ Carole J. LaCaze                Director                      March 30, 2000
------------------------
Carole J. LaCaze

/s/ Joseph H. Wender                Director                      March 30, 2000
------------------------
Joseph H. Wender