Form 10QSB
period 2000-03-31
FIRST COASTAL BANCSHARES
filed 2000-05-12
CIK 1073932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________.

Commission file number: 333-68207

FIRST COASTAL BANCSHARES

CALIFORNIA (State or other jurisdiction of incorporation)	NO. 95-4693574 (IRS Employer Identification No.)

275 Main Street, El Segundo, California (Address of principal executive offices)	90245 (Zip Code)

Registrant’s telephone number, including area code: (310) 322-2222

Not applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 5, 2000, there were 1,232,428 shares of First Coastal Bancshares Common Stock outstanding.

First Coastal Bancshares March 31, 2000

INDEX

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2000 and
December 31, 1999
Condensed Consolidated Statements of Income for the Three
Months Ended March 31, 2000 and 1999
Condensed Consolidated Statements of Changes in Shareholders' Equity from
January 1, 1999 through March 31, 2000
Condensed Consolidated Statements of Cash Flows for the Three
Months Ended March 31, 2000 and 1999
Notes to Consolidated Financial Statements
Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Item 2 - Changes in Securities
Item 3 - Defaults upon Senior Securities
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Reports on Form 8-K

Item 1 — Financial Statements

First Coastal Bancshares and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited — Dollar Amounts in Thousands)

	March 31, 2000	December 31, 1999
Cash and Due From Bank	$7,674	$5,394
Short Term Investments	6,000	1,800

CASH AND CASH EQUIVALENTS	13,674	7,194
Investment Securities, net	38,100	38,508
Federal Reserve and Federal Home Loan Bank Stock, at Cost	1,604	1,597
Loans	71,549	73,320
Allowance for Loan Losses	(994)	(871)

NET LOANS	70,555	72,449
Premises and Equipment, net	622	607
Other Real Estate Owned, net	--	70
Goodwill, net	5,352	5,453
Accrued Interest and Other Assets	3,810	4,386

	$133,717	$130,264

Noninterest-Bearing Deposits	$33,903	$29,900
Interest-Bearing Deposits	64,839	59,720

TOTAL DEPOSITS	98,742	89,620
Other Borrowings	21,935	25,935
Company Obligated Mandatorily Redeemable Preferred
Securities of Subsidiary Trust Holding Solely Junior
Subordinated Debentures	6,600	6,600
Accrued Interest and Other Liabilities	50	1,520

TOTAL LIABILITIES	127,327	123,675
Preferred Stock	1,993	1,993
Common Stock	6,527	6,527
Accumulated Deficit	(824)	(721)

Accumulated Other Comprehensive Income	(1,306)	(1,210)

TOTAL SHAREHOLDERS' EQUITY	6,390	6,589

	$133,717	$130,264

Item 1 — Financial Statements — Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Income (Unaudited — Dollar Amounts in Thousands, Except EPS)

	For the Three Months Ended March 31,
	2000	1999
Interest Income	$2,469	$1,593
Interest Expense	1,184	696

NET INTEREST INCOME	1,285	897
Provision for Loan Losses	45	--

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,240	897
Noninterest Income	255	140
Noninterest Expense	1,508	1,157

LOSS BEFORE TAXES	(13)	(120)

Income Tax (Benefit)	36	(27)

NET LOSS	$(49)	$(93)

Per Share Data:
Net Income - Basic	$(.08)	$(.26)
Net Income - Diluted	$(.08)	$(.26)

Item 1 — Financial Statements — Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited — Dollar Amounts in Thousands)

	Preferred Stock	Amount	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
January 1, 1999	$2,658	$3,673		$(40)	$(31)	$6,260
Redemption of Preferred Stock	(586)			(57)		(643)
Conversion of Preferred to
Common Stock	(79)	79
Sale of Treasury Shares		115				115
Net Proceeds from Stock Offering		1,901				1,901
Dividends - Preferred Stock				(233)		(233)
Common Stock Repurchased		(116)				(116)
Exercise of Warrants		875				875
Comprehensive Income
Net Loss			$(391)	(391)		(391)
Change in Unrecognized Loss
of Securities Available for
Sale, net of taxes of $812			(1,166)		(1,166)	(1,166)
Less Reclassification Adjustments
for Gains included in Net Loss
net of taxes of $9			(13)		(13)	(13)

Comprehensive Income			$(1,570)

December 31, 1999	1,993	6,527		(721)	(1,210)	6,589
Dividends - Preferred Stock				(54)		(54)
Comprehensive Income
Net Loss			$(49)	(49)		(49)
Change in Unrecognized Loss
of Securities Available for
Sale, net of Taxes of $66			(96)		(96)	(96)

Comprehensive Income			$(145)

March 31, 2000	$1,993	$6,527		$(824)	$(1,306)	$6,390

Item 1 — Financial Statements — Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited — Dollar Amounts in Thousands)

	For the Three Months Ended March 31,
	2000	1999
OPERATING ACTIVITIES
Net Loss	$(49)	$(93)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Depreciation and Amortization	159	98
Provision for Loan Losses	45	--
Other Items - Net	(835)	(300)

NET CASH USED BY
OPERATING ACTIVITIES	(680)	(295)
INVESTING ACTIVITIES
Purchases of Investment Securities	--	(1,462)
Sale and Maturities of Investment Securities	256	1,434
Net Change in Federal Reserve and Home Loan Bank Stock	(7)	--
Net Cash and Cash Equivalents from AIB Acquisition	--	8,600
Net Change in Loans	1,849	3,186
Proceeds from the Sale of Other Real Estate Owned	67	--
Purchase of Premises and Equipment	(73)	(6)

NET CASH PROVIDED
BY INVESTING ACTIVITIES	2,092	11,752
FINANCING ACTIVITIES
Net Change in Deposits	9,122	4,144
Net Change in Other Borrowings	(4,000)	(10,000)
Trust Preferred Securities, net of costs	--	5,582
Proceeds from Supplemental Stock Offering, net of costs	--	1,901
Proceeds from Exercise of Warrants	--	875
Redemption of Stock	--	(643)
Dividends	(54)	(71)

NET CASH PROVIDED
BY FINANCING ACTIVITIES	5,068	1,788

INCREASE IN CASH
AND CASH EQUIVALENTS	6,480	13,245
Cash and Cash Equivalents at Beginning of Period	7,194	3,445

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$13,674	$16,690

Item 1 — Financial Statements — Continued

First Coastal Bancshares and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation and Management Representation

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company’s Form 10-KSB filed on March 30, 2000 and Form SB-2 filed on February 12, 1999.

The consolidated financial statements include First Coastal Bancshares and its wholly owned subsidiaries, First Coastal Bank, N.A. (the “Bank”) and First Coastal Capital Trust.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three-month period ended March 31, 2000 and 1999, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Some matters discussed in this Form 10-QSB may be “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements. These statements generally appear with words such as “anticipate”, “believe”, “estimate”, “may”, “intend”, and “expect”.

Note 2 — Acquisition of American Independent Bank, N.A.

On March 8, 1999, the Bank acquired 100% of the outstanding common stock of American Independent Bank, N.A. (AIB) for approximately $6.5 million in cash. AIB had total assets of approximately $38 million on March 8, 1999. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No, 16. “Business Combinations”. Under this method of accounting, the purchase price was allocated to the assets, deposits and liabilities assumed based on their fair values as of the acquisition date, which were not materially different from their book values. The financial statements include the operations of AIB from the date of the acquisition. Goodwill arising from the transaction totaled approximately $4.0 million and is being amortized over fifteen years on a straight-line basis.

Note 2 — Acquisition of American Independent Bank, N.A. — Continued

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

	Three Months Ended March 31,
	2000	1999
Interest and Noninterest Income:
The Company	$2,724	$1,733
AIB - Pre-Merger		637

Total	$2,724	$2,370

Net Income:
The Company	$(49)	$(93)
AIB - Pre-Merger	(505)
Interest Costs - Pro Forma, net of Tax	(50)
Goodwill Amortization- Pro Forma	(42)

Total	$(49)	$(690)

Per Share Data:
Basic	$(0.08)	$(0.99)
Diluted	$(0.08)	$(0.99)

These pro forma disclosures include adjustment to interest expense from the funds borrowed to fund a portion of the purchase as well as adjustments to per share data to reflect the issuance of common stock to fund the balance of the purchase. No adjustments have been reflected in these amounts for the anticipated cost savings to be derived from this merger.

Note 3 — Earnings Per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Accordingly, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options and the number of shares issuable upon the assumed conversion of the convertible preferred stock. These items were anti-dilutive for the periods reported and therefore dilutive earnings per shares are reported as the same as basic earnings per share.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Income Summary

For the three months ended March 31, 2000, the Company reported a net loss of $49,000, or $0.08 basic loss per share compared to a net loss $93,000, or $.26 basic loss per share for the same three month period in 1999. The annualized return on average assets was (0.15)% for 2000 compared to (0.42)% for 1999. Annualized return on average shareholders’ equity for 2000 and 1999 was (3.02)% and (5.17)%, respectively.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the “interest rate spread”) between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $1,285,000 for the quarter ended March 31, 2000, compared to $897,000 for the quarter ended March 31, 1999.

The total amount of net interest income increased for the quarter ended March 31, 2000 compared to the same period in 1999 due to the significant increase in interest-earning assets. This increase was primarily due to the acquisition of American Independent Bank.

The following table sets forth the components of net interest income, average earning assets and net interest margin:

	Three Months Ended March 31,
	2000	1999	Year Ended December 31, 1999
Interest Income	$2,469	$1,593	$8,161
Interest Expense	1,184	696	3,653

Net Interest Income	$1,285	$897	$4,508

Average Earning Assets	$117,068	$79,971	$102,900
Net Interest Margin	4.39%	4.49%	4.38%

The net interest margin decreased in the first quarter of 2000 compared to the same quarter in 1999. Contributing to the decrease in net interest margin was the interest expense relating to the recently issued $6.6 million in preferred securities. Interest expense incurred on these securities, net of tax effect, was $116,000 in the first quarter of 2000. Had the distribution not been charged to earnings, the Company would have recognized net income of $67,000 in the first quarter of 2000.

The prime rate was 7.75% for the first six months of 1999 and then experienced 25 basis point increases in June, August and November to end the year at 8.50%. During the first quarter of 2000 prime was increased 25 basis points in February and March. As of March 31, 2000 prime was 9.00%.

Provision for Loan Losses

The Company contributed $45,000 to the allowance for loan losses in the first quarter of 2000. The Company made no contribution to the allowance for loan losses in the first quarter of 1999. Management believes that the allowance, which stands at 1.4% of total loans at March 31, 2000, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter ended March 31, 2000 and 1999 are as follows (dollar amounts in thousands):

	Quarter Ended March 31,
	2000	1999
Allowance, Beginning of Quarter	$871	$549
Provision for Loan Losses	45	--
Recoveries on Loans Charged Off	83	3
Allowance from AIB Acquisition	--	402

	999	954
Less: Loans Charged Off	(5)	(53)

Allowance, End of Quarter	$994	$901

Non– Interest Income

Non–Interest Income represents deposit account service charges and other types of non-loan related fee income. Non-interest income for the quarter ended March 31, 2000 totaled $255,000 compared to $140,000 for the same period ended 1999. This represents an increase of $115,000. The increase is primarily the result of an additional $75,000 in service charges and fee income related to operations of the AIB branches after the acquisition on March 8, 1999 and the recovery of previous $33,000 of operational losses.

Non–Interest Expense

Non– Interest Expenses represent salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Non-interest expense for the quarter ended March 31, 2000 totaled $1,508,000 compared to $1,157,000 for the same period during 1999. This increase was primarily the result of increased operating costs related with the branches acquired in the AIB acquisition.

Income Taxes

The Company’s income tax provision for the first quarter of 2000 was $36,000, resulting in an effective rate of 41.0% on loss before taxes and goodwill amortization. The tax benefit for the first quarter of 1999 was $27,000, resulting in an effective rate of 41.0% on income before taxes and goodwill amortization.

Balance Sheet Analysis

Total assets at March 31, 2000 were $133.7 million, up 2.6% from the $130.3 million reported at December 31, 1999. This increase was centered in short-term investments, which were funded by short-term borrowings as well as overall growth in deposits that have increased 10.2% since December 31, 1999.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

	March 31,		December 31,
	2000	1999	1999
Restructured Loans	$378	$493	$390
Loans 90 day past due and still accruing	61	45	79
Loans on nonaccrual	636	604	492

Nonperforming Loans	1,075	1,142	961
Other real estate owned	--	109	70

Nonperforming Assets	$1,075	$1,251	$1,031

Nonperforming loans as a percent of total loans	1.50%	1.61%	1.31%
Allowance for loan losses as a percent
of nonperforming loans	92.47%	78.90%	90.63%
Nonperforming assets as a percent of total assets	0.80%	1.10%	0.79%

The primary ratios of loan quality have not changed significantly in the first quarter of 2000. Nonperforming loans as a percent of total loans increased to 1.50% at March 31, 2000, compared to 1.31% at December 31, 1999. The allowance for loan losses as a percent of nonperforming loans increased to 92.47% at March 31, 2000, up from 90.63% at December 31, 1999. A portion of this increase is due to the $45,000 provision made to the Allowance for Loan Loss and net loan recoveries of $78,000.

Other Borrowings

Other borrowings at March 31, 2000 consist of $21.0 million in short-term borrowings from the Federal Home Loan Bank and $935,000 in long-term borrowings from a correspondent bank. The Company uses these sources to fund asset growth and offset fluctuations in demand deposits.

Trust Preferred Securities

During the first quarter of 1999 the Company completed an offering of $6.6 million in 11 7/8% Cumulative Preferred Securities through a wholly owned subsidiary, First Coastal Capital Trust. Under generally accepted accounting policies, the securities are reported as liabilities of the Company and the interest payments and amortization of the related costs of the offering ($1.0 million) are reported as interest expense. The Trust Preferred Securities mature on December 31, 2028.

Capital

Total shareholders’ equity at March 31, 2000 totaled $6.3 million, compared to $6.6 million at December 31, 1999. This decrease was attributable to the increase in net unrealized loss on available-for-sale investments of $96,000, dividends of preferred stock of $54,000 and the net loss of $49,000.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank. The ratios are as follows:

		March 31,	December 31,
	Ratio	2000	1999
Tier 1 Capital (to Average Assets)	5.00%	5.82%	5.80%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	8.82%	8.58%
Total Captial (to Risk Weighted Assets)	10.00%	10.94%	10.63%

The Company’s ratios at March 31, 2000 were 3.35% for Tier 1 capital to average assets, 5.04% for Tier 1 capital to risk-weighted assets and 12.13% for Total capital to risk-weighted assets.

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments that would severely impair liquidity.

Year 2000 Compliance

During the periods leading up to January 1, 2000, the Company addressed the potential problems associated with the possibility that the computers that control or operate the Company’s information technology system and infrastructure may not have been programmed to read four-digit date codes and upon the arrival of the year 2000, may have recognized the two-digit code “00” as the year 1900, causing systems to fail to function or generate erroneous data.

The Company expended approximately $123,000 through the periods ended December 31, 1999 in connection with its Year 2000 compliance program. The Company experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any interruption in service to its customers.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings
Due to the nature of the banking business, the Company is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business.

     Item 2 — Changes in Securities

None

     Item 3 — Defaults upon Senior Securities

None

     Item 4 - Submission of Matters to a Vote of Security Holders

None

     Item 5 — Other Items

None

     Item 6 — Exhibits and Reports on Form 8-K

A)	Exhibits

Exhibit 27 - Financial Data Schedule (for SEC use only)

B)	Reports on Form 8-K

None

Signatures

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Coastal Bancshares

Date: May 12, 2000	/s/ Don M. Griffith Don M. Griffith Chief Executive Officer, Chairman and Director

Date: May 12, 2000	/s/ Deborah A. Marsten Deborah A. Marsten Chief Financial Officer, Vice Chairman and Secretary