Form 10QSB
period 2000-06-30
FIRST COASTAL BANCSHARES
filed 2000-08-11
CIK 1073932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________________ Commission file number: 333-68207 FIRST COASTAL BANCSHARES

CALIFORNIA (State of other jurisdiction of incorporation)	NO. 95-4693574 (IRS Employer Identification No.)

275 Main Street, El Segundo, California 90245 (Address of principal executive offices)	90245 (Zip Code)

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

On June 30, 2000 there were 1,235,448 shares of First Coastal Bancshares Common Stock outstanding.

First Coastal Bancshares June 30, 2000

INDEX

PART I. FINANCIAL INFORMATION Item 1 – Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999

Condensed Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2000 and 1999

Condensed Consolidated Statements of Changes in Shareholders’ Equity from January 1, 1999 through June 30, 2000

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999

Notes to Consolidated Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Item 2 – Changes in Securities

Item 3 – Defaults upon Senior Securities

Item 4 – Submission of Matters to a Vote of Security Holders

Item 5 – Other Information

Item 6 – Exhibits and Reports on Form 8-K

Item 1. Financial Statements

First Coastal Bancshares and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited - Dollar Amounts in Thousands)

	June 30, 2000	December 31, 1999
Cash and Due From Bank	$ 8,079	$ 5,394
Short Term Investments	3,300	1,800

CASH AND CASH EQUIVALENTS	11,379	7,194
Investment Securities, net	37,850	38,508
Federal Reserve and Federal Home Loan Bank Stock, at Cost	1,630	1,597
Loans	74,832	73,320
Allowance for Loan Losses	(854)	(871)

NET LOANS	73,978	72,449
Premises and Equipment, net	632	607
Other Real Estate Owned, net	—	70
Goodwill, net	5,251	5,453
Accrued Interest and Other Assets	4,728	4,386

	$135,448	$130,264

Noninterest-Bearing Deposits	$ 32,152	$ 29,900
Interest-Bearing Deposits	65,405	59,720

TOTAL DEPOSITS	97,557	89,620
Other Borrowings	23,935	25,935
Company Obligated Mandatorily Redeemable
Preferred Securities of Subsidiary Trust Holding
Solely Junior Subordinated Debentures	6,600	6,600
Accrued Interest and Other Liabilities	971	1,520

TOTAL LIABILITIES	129,063	123,675
Preferred Stock	1,993	1,993
Common Shares	6,537	6,527
Accumulated Deficit	(906)	(721)
Accumulated Other Comprehensive Income	(1,239)	(1,210)

TOTAL SHAREHOLDERS’ EQUITY	6,385	6,589

	$135,448	$130,264

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements - Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Income (Unaudited - Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2000	1999	2000	1999
Interest Income	$2,539	$2,019	$5,008	$3,612
Interest Expense	1,221	886	2,405	1,582

Net Interest Income	1,318	1,133	2,603	2,030
Provision for Loan Losses	45	50	90	50

Net Interest Income after
Provision for Loan Losses	1,273	1,083	2,513	1,980
Noninterest Income	176	312	386	452
Noninterest Expense	1,426	1,404	2,889	2,561

Income (Loss) before Taxes	23	(9)	10	(129)
Income Taxes	51	36	87	9

Net Loss	$ (28)	$ (45)	$ (77)	$ (138)

Per Share Data:
Net Loss - Basic	$(0.07)	$(0.08)	$(0.15)	$(0.31)
Net Loss - Diluted	$(0.07)	$(0.08)	$(0.15)	$(0.31)

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements - Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited - Dollar Amounts in Thousands)

	Preferred Stock	Common Stock	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
January 1, 1999	$2,658	$3,673		$ (40)	$ (31)	$6,260
Redemption of Preferred Stock	(586)			(57)		(643)
Conversion of Preferred to
Common Stock	(79)	79
Sale of Treasury Shares		115				115
Net Proceeds from Stock Offering		1,901				1,901
Dividends - Preferred Stock				(233)		(233)
Common Stock Repurchased		(116)				(116)
Exercise of Warrants		875				875
Common Shares Reissued
Comprehensive Income
Net Loss			$ (391)	(391)		(391)
Change in Unrecognized Loss
of Securities Available for
Sale, net of Taxes of $812			(1,166)		(1,166)	(1,166)
Less Reclassification Adjustments
for Gains included in Net Loss
net of taxes of $9			(13)		(13)	(13)

Comprehensive Loss			$(1,570)

December 31, 1999	1,993	6,527		(721)	(1,210)	6,589
Redemption of Common Stock		(1)				(1)
Dividends - Preferred Stock				(108)		(108)
Common Shares Issued		11				11
Comprehensive Income
Net Loss			$ (77)	(77)		(77)
Change in Unrecognized Loss
of Securities Available for
Sale, net of Taxes of $20			(29)		(29)	(29)

Comprehensive Loss			$ (106)

June 30, 2000	$1,993	$6,537		$(906)	$(1,239)	$6,385

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements - Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited - Dollar Amounts in Thousands)

	For the Six Months Ended June 30,
	2000	1999
OPERATING ACTIVITIES
Net Loss	$ (77)	$ (138)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Depreciation and Amortization	318	224
Provision for Loan Losses	90	50
Other Items - Net	(884)	(139)

NET CASH USED BY OPERATING ACTIVITIES	(553)	(3)
INVESTING ACTIVITIES
Purchases of Investment Securities	—	(19,777)
Sale and Maturities of Investment Securities	628	3,900
Net Change in Federal Reserve and Home Loan Bank Stock	(33)	(693)
Net Cash and Cash Equivalents from AIB Acquisition	—	8,600
Net Change in Loans	(1,619)	5,108
Proceeds from the Sale of Other Real Estate Owned	67	—
Purchase of Premises and Equipment	(144)	(15)

NET CASH USED BY INVESTING ACTIVITIES	(1,101)	(2,877)
FINANCING ACTIVITIES
Net Change in Deposits	7,937	(4,498)
Net Change in Other Borrowings	(2,000)	16,800
Trust Preferred Securities, net of Costs	—	5,582
Proceeds from Supplemental Stock Offering, net of Costs	—	1,901
Proceeds from Issuance of Common Stock	11	—
Proceeds from Exercise of Warrants and Options	—	990
Redemption of Preferred and Common Stock	(1)	(643)
Dividends	(108)	(126)

NET CASH PROVIDED
BY FINANCING ACTIVITIES	5,839	20,006

INCREASE IN CASH
AND CASH EQUIVALENTS	4,185	17,126
Cash and Cash Equivalents at Beginning of Period	7,194	3,445

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$11,379	$20,571

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three-month periods ended June 30, 2000 and 1999, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Note 2 - Acquisition of American Independent Bank, N.A. (“AIB”)

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

Note 2 - Acquisition of American Independent Bank, N.A. - Continued

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(Dollar amounts in thousands, except per share data)
Interest and Noninterest Income:
The Company	$2,748	$2,331	$5,472	$4,064
AIB - Pre-Merger	—	—	—	637

Total	$2,748	$2,331	$5,472	$4,701

Net Loss:
The Company	$ (28)	$ (45)	$ (77)	$ (138)
AIB - Pre-Merger	—	—	—	(505)
Interest Costs - Pro Forma, net of Tax	—	—	—	(81)
Goodwill Amortization- Pro Forma	—	—	—	(42)

Total	$ (28)	$ (45)	$ (77)	$ (766)

Per Share Data:
Basic	$(0.07)	$(0.08)	$(0.15)	$(0.91)
Diluted	$(0.07)	$(0.08)	$(0.15)	$(0.91)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Summary

For the three months ended June 30, 2000, the Company reported a net loss of $28,000, or $0.07 basic loss per share compared to a net loss of $45,000, or $0.08 basic loss per share for the same three month period in 1999. For the six months ended June 30, 2000, the Company reported a net loss of $77,000, or $0.15 basic loss per share compared to a net loss of $138,000, or $0.31 basic loss per share for the same six month period in 1999.

After adding back the amortization of intangible assets, tangible net income was $86,000 and $66,000 for the three months ended June 30, 2000 and 1999, respectively, and $153,000 and $27,000 for the six months ended June 30, 2000 and 1999, respectively.

The annualized return on average assets was (0.12)% for the first half of 2000 compared to (0.14)% for 1999. Annualized return on average shareholders’ equity for the first half of 2000 and 1999 was (2.37)% and (1.99)%, respectively.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the “interest rate spread”) between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $1,318,000 for the quarter ended June 30, 2000, compared to $1,133,000 for the quarter ended June 30, 1999. Net interest income was $2,603,000 for the six months ended June 30, 2000, compared to $2,030,000 for the six months ended June 30, 1999.

The total amount of net interest income increased for the quarter and six months ended June 30, 2000 compared to the same periods in 1999 due to the significant increase in interest-earning assets. This increase was due to the combined effect of the acquisition of AIB as well as overall growth in earning assets funded by borrowings.

The following table sets forth the components of net interest income, average earning assets and net interest margin (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2000	1999	2000	1999	1999
Interest Income	$ 2,539	$ 2,019	$ 5,008	$ 3,612	$ 8,161
Interest Expense	1,221	886	2,405	1,582	3,653

Net Interest Income	$ 1,318	$ 1,133	$ 2,603	$ 2,030	$ 4,508

Average Earning Assets	$116,880	$100,639	$116,974	$90,305	$102,900
Net Interest Margin (1)	4.51%	4.50%	4.45%	4.50%	4.38%

(1)	Interim periods are presented on an annualized basis.

Net Interest Income –Continued

The net interest margin decreased in the first half of 2000 to 4.45% compared to the same period in 1999 at 4.50% due partially to the purchase of $40 million in CAP derivatives. The CAP’s were purchased for $255,500 and are being amortized over two to three years, or $7,368 per month.

The Company issued $6.6 million in preferred securities on March 3, 1999. Interest expense incurred on these securities, net of tax effect, was $116,000 in the second quarter of 2000 and $116,000 in the first quarter of 2000. Had these distributions not been charged to earnings, the Company would have recognized net income of $88,000 in the second quarter of 2000 and $71,000 in the second quarter of 1999. Tangible net income would have been $202,000 in the second quarter of 2000 and $182,000 in the second quarter of 1999.

Provision for Loan Losses

During the first and second quarter of 2000, the Company contributed $45,000 each quarter to the allowance for loan losses. Total contributions to the allowance for loan losses in the first six months of 2000 and 1999 were $90,000 and $50,000 respectively. Management believes that the allowance, which stands at 1.1% of gross loans at June 30, 2000, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter and six months ended June 30, 2000 and 1999 are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Allowance, Beginning of Period	$ 994	$901	$ 871	$ 549
Provision for Loan Losses	45	50	90	50
Recoveries on Loans Charged Off	24	15	107	18
Allowance from AIB Acquisition	—	—	—	402

	1,063	966	1,068	1,019
Less: Loans Charged Off	(209)	(6)	(214)	(59)

Allowance, End of Period	$ 854	$960	$ 854	$ 960

During the first quarter of 2000, management designated certain problem assets as held for sale. The loans were discounted and the impaired portion charged-off of approximately $185,000.

Noninterest Income

Non Interest Income represents deposit account service charges and other types of non-loan related fee income. Non-interest income for the quarter ended June 30, 2000 totaled $176,000 compared to $312,000 for the same period ended 1999. Non-interest income for the six months ended June 30, 2000 totaled $386,000 compared to $452,000 for the same period ended 1999. The decrease for the six months ended June 30, 2000 compared to the same period in 1999 is primarily the result of reduction in NSF charges due to the closure in 2000 of selected accounts with excessive NSF activity.

Noninterest Expense

Noninterest Expenses represent salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Noninterest expense for the quarter ended June 30, 2000 totaled $1,426,000 compared to $1,404,000 for the same period during 1999. Noninterest expense for the six months ended June 30, 2000 totaled $2,889,000 compared to $2,561,000 for the same period during 1999. This increase was primarily the result of a full period of consolidated operating costs relating to the branches acquired during March 1999, in the AIB acquisition.

Income Taxes

The Company’s income tax provision for the first half of 2000 and 1999 was $87,000 and $9,000 resulting in an effective rate of 41.0% on income before taxes and goodwill amortization.

Balance Sheet Analysis

Total assets at June 30, 2000 totaled $135.4 million, up 4.0% from the $130.2 million reported at December 31, 1999. This increase was centered in investments, which were funded by the overall growth in deposits that have increased 8.9% since December 31, 1999.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

	June 30,		December 31,
	2000	1999	1999
Restructured Loans	$ —	$ 487	$ 390
Loans 90 Days Past Due and Still Accruing	77	339	79
Loans on Nonaccrual	279	665	492

Nonperforming Loans	356	1,491	961
Other Real Estate Owned	—	58	70

Nonperforming Assets	$ 356	$1,549	$1,031

Nonperforming Loans as a Percent
of Total Loans	0.48%	2.16%	1.31%
Allowance for Loan Losses as a Percent
of Nonperforming Loans	239.89%	64.39%	90.63%
Nonperforming Assets as a Percent
of Total Assets	0.26%	1.18%	0.79%

Asset Quality –Continued

The primary ratios of loan quality have improved significantly in the first half of 2000. Non-performing loans as a percent of total loans decreased to 0.48% at June 30, 2000, compared to 1.31% at December 31, 1999. The decrease is due primarily as a result of the sale of certain classified assets. Also as a result, the allowance for loan losses as a percent of non-performing loans increased to 239.89 % at June 30, 2000, up from 90.63% at December 31, 1999. A portion of this increase is also due to the $90,000 provision made to the Allowance for Loan Loss.

Other Borrowings

Other borrowings at June 30, 2000 consist of $2.0 million in federal funds purchased, $21.0 million in short-term borrowings from the Federal Home Loan Bank and $935,000 in long-term borrowings from a correspondent bank. The Company uses these sources to fund asset growth and offset fluctuations in demand for deposits.

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

Capital

Total shareholders’ equity at June 30, 2000 totaled $6.4 million compared to $6.6 million at December 31, 1999. This decrease was primarily attributable to the increase in net unrealized loss on available-for-sale investments of $29,000, dividends of preferred stock of $108,000 and the net loss of $77,000.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank. The ratios are as follows:

	Regulatory Minimum Ratio for “Well-Capitalized”	June 30, 2000	December 31, 1999
Tier 1 Capital (to Average Assets)	5.00%	5.83%	5.80%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	8.40%	8.58%
Total Capital (to Risk Weighted Assets)	10.00%	10.06%	10.63%

The Company’s ratios at June 30, 2000 were 3.37% for Tier 1 capital to average assets, 4.82% for Tier 1 capital to risk-weighted assets and 11.45% for Total capital to risk-weighted assets.

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments that would severely impair liquidity.

Year 2000 Compliance

During the periods leading up to January 1, 2000, the Company addressed the potential problems associated with the possibility the computers that control or operate the Company’s information technology system and infrastructure may not have been programmed to read four-digit date codes and upon the arrival of the year 2000, may have recognized the two-digit code “00” as the year 1900, causing systems to fail to function or generate erroneous data.

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

Item 2 -	Legal Proceedings Changes in Securities None

Item 3 -	Defaults upon Senior Securities None

Item 4 -	Submission of Matters to a Vote of Security Holders

On May 18, 2000, the Company held its annual meeting. At that meeting Carole LaCaze, Paul Deters, Clifford Einstein, Charles Fullerton, Don Griffith, Deborah Marsten, Thomas Spears and Joseph Wender were elected directors of the Company.

Item 5 -	Other Items None

Item 6 -	Exhibits and Reports on Form 8-K

A)	Exhibits Exhibit 27 – Financial Data Schedule (For SEC use only)

Reports on Form 8-K None

Signatures

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Coastal Bancshares

Date: August 11, 2000	/s/ Don M. Griffith —————————————— Don M. Griffith Chairman and Chief Executive Officer

Date: August 11, 2000	/s/ Deborah A. Marsten —————————————— Deborah A. Marsten Vice Chairman, Chief Financial Officer, and Secretary