Form 10QSB
period 2000-09-30
FIRST COASTAL BANCSHARES
filed 2000-11-14
CIK 1073932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from . . . . . . . . . . . . . . . . . . . . . . . . . . Commission file number: 333-68207

FIRST COASTAL BANCSHARES

CALIFORNIA (State of other jurisdiction of incorporation) 275 Main Street, El Segundo, California (Address of principal executive offices)	NO. 95-4693574 (IRS Employer Identification No.) 90245 (Zip Code)

Registrant’s telephone number, including area code: (888) 295-2250

Not applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

On September 30, 2000 there were 1,238,076 shares of First Coastal Bancshares Common Stock outstanding.

First Coastal Bancshares September 30, 2000

INDEX

PART I —FINANCIAL INFORMATION

PAGE
Item 1 - Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2000 and
December 31, 1999	3
Condensed Consolidated Statements of Income for the Three
Months and Nine Months Ended September 30, 2000 and 1999	4
Condensed Consolidated Statements of Changes in Shareholders’ Equity from
January 1, 1999 through September 30, 2000	5
Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 2000 and 1999	6
Notes to Consolidated Financial Statements	7-8
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations	9-13
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	14
Item 2 - Changes in Securities	14
Item 3 - Defaults upon Senior Securities	14
Item 4 - Submission of Matters to a Vote of Security Holders	14
Item 5 - Other Information	14
Item 6 - Exhibits and Reports on Form 8-K	14

Item 1.   Financial Statements

First Coastal Bancshares and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited — Dollar Amounts in Thousands)

	September 30, 2000	December 31, 1999
Cash and Due From Bank	$ 9,024	$ 5,394
Short Term Investments	300	1,800

CASH AND CASH EQUIVALENTS	9,324	7,194
Investment Securities, net	38,376	38,508
Federal Reserve and Federal Home Loan Bank Stock, at Cost	1,653	1,597
Loans	76,018	73,320
Allowance for Loan Losses	(958)	(871)

NET LOANS	75,060	72,449
Premises and Equipment, net	678	607
Other Real Estate Owned, net	—	70
Goodwill, net	5,150	5,453
Accrued Interest and Other Assets	4,665	4,386

	$ 134,906	$ 130,264

Noninterest-Bearing Deposits	$ 33,700	$ 29,900
Interest-Bearing Deposits	71,073	59,720

TOTAL DEPOSITS	104,773	89,620
Other Borrowings	15,935	25,935
Company Obligated Mandatorily Redeemable
Preferred Securities of Subsidiary Trust Holding
Solely Junior Subordinated Debentures	6,600	6,600
Accrued Interest and Other Liabilities	1,038	1,520

TOTAL LIABILITIES	128,346	123,675
Preferred Stock	1,993	1,993
Common Shares	6,544	6,527
Accumulated Deficit	(970)	(721)
Accumulated Other Comprehensive Income	(1,007)	(1,210)

TOTAL SHAREHOLDERS’ EQUITY	6,560	6,589

	$ 134,906	$ 130,264

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.   Financial Statements — Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Income (Unaudited — Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2000	1999	2000	1999
Interest Income	$ 2,543	$ 2,242	$ 7,551	$ 5,854
Interest Expense	1,319	1,014	3,724	2,596

Net Interest Income	1,224	1,228	3,827	3,258
Provision for Loan Losses	145	—	235	50

Net Interest Income after
Provision for Loan Losses	1,079	1,228	3,592	3,208
Noninterest Income	428	315	814	767
Noninterest Expense	1,454	1,592	4,343	4,153

Income (Loss) Before Taxes	53	(49)	63	(178)
Income Taxes	63	20	150	29

Net Loss	$ (10)	$ (69)	$ (87)	$ (207)

Per Share Data:
Net Loss - Basic	$(0.05)	$(0.10)	$(0.20)	$(0.35)
Net Loss - Diluted	$(0.05)	$(0.10)	$(0.20)	$(0.35)

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.   Financial Statements — Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited — Dollar Amounts in Thousands)

	Preferred Stock	Common Stock	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
January 1, 1999	$ 2,658	$ 3,673		$ (40)	$ (31)	$ 6,260
Redemption of Preferred Stock	(586)			(57)		(643)
Conversion of Preferred to
Common Stock	(79)	79
Sale of Treasury Shares		115				115
Net Proceeds from Stock Offering		1,901				1,901
Dividends - Preferred Stock				(233)		(233)
Common Stock Repurchased		(116)				(116)
Exercise of Warrants		875				875
Common Shares Reissued
Comprehensive Income
Net Loss			$ (391)	(391)		(391)
Change in Unrecognized Loss
of Securities Available for
Sale, net of Taxes of $812			(1,166)		(1,166)	(1,166)
Less Reclassification Adjustments
for Gains included in Net Loss
net of taxes of $9			(13)		(13)	(13)

Comprehensive Loss			$ (1,570)

December 31, 1999	1,993	6,527		(721)	(1,210)	6,589
Redemption of Common Stock		(1)				(1)
Dividends - Preferred Stock				(162)		(162)
Common Shares Issued		18				18
Comprehensive Income
Net Loss			$ (87)	(87)		(87)
Change in Unrecognized Loss
of Securities Available for
Sale, net of Taxes of $141			203		203	203

Comprehensive Income			$ 116

September 30, 2000	$ 1,993	$ 6,544		$ (970)	$ (1,007)	$ 6,560

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.   Financial Statements — Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited — Dollar Amounts in Thousands)

	For the Nine Months Ended September 30,
	2000	1999
OPERATING ACTIVITIES
Net Loss	$ (87)	$ (207)
Adjustments to Reconcile Net Loss to
Net Cash (Used) Provided by Operating Activities:
Depreciation and Amortization	483	417
Provision for Loan Losses	235	50
Other Items - Net	(928)	(98)

NET CASH (USED) PROVIDED BY
OPERATING ACTIVITIES	(297)	162

INVESTING ACTIVITIES
Purchases of Investment Securities	(492)	(25,828)
Sale and Maturities of Investment Securities	1,000	4,530
Net Change in Federal Reserve and Home Loan Bank Stock	(56)	(802)
Net Cash and Cash Equivalents from AIB Acquisition	—	8,600
Net Change in Loans	(2,846)	5,345
Proceeds from the Sale of Other Real Estate Owned	67	150
Purchase of Premises and Equipment	(254)	(65)

NET CASH USED BY INVESTING ACTIVITIES	(2,581)	(8,070)

FINANCING ACTIVITIES
Net Change in Deposits	15,153	6,887
Net Change in Other Borrowings	(10,000)	6,000
Trust Preferred Securities, net of Costs	—	5,582
Proceeds from Supplemental Stock Offering, net of Costs	—	1,901
Proceeds from Issuance of Common Stock	18	—
Proceeds from Exercise of Warrants and Options	—	990
Redemption of Preferred and Common Stock	(1)	(655)
Dividends	(162)	(179)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,008	20,526

INCREASE IN CASH AND CASH EQUIVALENTS	2,130	12,618

Cash and Cash Equivalents at Beginning of Period	7,194	3,445

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 9,324	$ 16,063

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the nine-month period ended September 30, 2000 and 1999, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Note 2 — Acquisition of American Independent Bank, N.A. (“AIB”)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(Dollar amounts in thousands, except per share data)
Interest and Noninterest Income:
The Company	$ 2,971	$ 2,557	$ 8,365	$ 6,621
AIB - Pre-Merger	—	—	—	637

Total	$ 2,971	$ 2,557	$ 8,365	$ 7,258

Net Loss:
The Company	$ (10)	$ (69)	$ (87)	$ (153)
AIB - Pre-Merger	—	—	—	(505)
Interest Costs - Pro Forma, net of Tax	—	—	—	(77)
Goodwill Amortization- Pro Forma	—	—	—	(42)

Total	$ (10)	$ (69)	$ (87)	$ (777)

Per Share Data:
Basic	$(0.05)	$(0.10)	$(0.20)	$(0.86)
Diluted	$(0.05)	$(0.10)	$(0.20)	$(0.86)

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Summary

For the three months ended September 30, 2000, the Company reported a net loss of $10,000, or $0.05 basic loss per share compared to a net loss of $69,000, or $0.10 basic loss per share for the same three-month period in 1999. For the nine months ended September 30, 2000, the Company reported a net loss of $87,000, or $0.20 basic loss per share compared to a net loss of $207,000, or $0.35 basic loss per share for the same nine-month period in 1999.

After adding back the amortization of intangible assets, tangible net income was $104,000 and $44,000 for the three months ended September 30, 2000 and 1999, respectively, and $257,000 and $71,000 for the nine months ended September 30, 2000 and 1999, respectively.

The annualized return on average assets was (0.09)% for the first nine months of 2000 compared to (0.25)% for 1999. Annualized return on average shareholders’ equity for the first nine months of 2000 and 1999 was (1.76)% and (3.79)%, respectively.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the “interest rate spread”) between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $1,224,000 for the quarter ended September 30, 2000, compared to $1,228,000 for the quarter ended September 30, 1999. Net interest income was $3,827,000 for the nine months ended September 30, 2000, compared to $3,258,000 for the nine months ended September 30, 1999.

The total amount of net interest income increased for the nine months ended September 30, 2000 compared to the same period in 1999 due to the significant increase in interest-earning assets. This increase was due to the combined effect of the acquisition of AIB as well as overall growth in investments funded by short-term borrowings.

The following table sets forth the components of net interest income, average earning assets and net interest margin (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2000	1999	2000	1999	1999
Interest Income	$ 2,543	$ 2,242	$ 7,551	$ 5,854	$ 8,161
Interest Expense	1,319	1,014	3,724	2,596	3,653

Net Interest Income	$ 1,224	$ 1,228	$ 3,827	$ 3,258	$ 4,508

Average Earning Assets	$118,752	$109,038	$117,567	$96,549	$102,900
Net Interest Margin (1)	4.12%	4.50%	4.34%	4.50%	4.38%
(1)	Interim periods are presented on an annualized basis.

Net Interest Income – Continued

The net interest margin decreased in the first nine months of 2000 compared to the same period in 1999 partially due to the 100 basis point increase in the prime rate during the first half of 2000. In order to be competitive and attract new deposits the Company increased rates on their money market and certificate of deposit accounts.

Further contributing to the decrease in net interest margin was the purchase of $40 million in CAP derivatives. The CAPs were purchased for $255,500 and are being amortized over two to three years, or $7,368 per month.

The Company issued $6.6 million in preferred securities on March 3, 1999. Interest expense incurred on these securities, net of tax effect, was $116,000 in each of the first three quarters of 2000. Had these distributions not been charged to earnings, the Company would have recognized net income of $106,000 and $47,000 in the third quarter of 2000 and 1999 respectively.

Provision for Loan Losses

During the first and second quarter of 2000, the Company contributed $45,000 each quarter to the allowance for loan losses. During the third quarter the Company contributed $145,000. Total contributions to the allowance for loan losses in the first nine months of 2000 and 1999 were $235,000 and $50,000 respectively. Management believes that the allowance, which stands at 1.3% of gross loans at September 30, 2000, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter and nine months ended September 30, 2000 and 1999 are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Allowance, Beginning of Period	$ 854	$ 960	$ 871	$ 549
Provision for Loan Losses	145	—	235	50
Recoveries on Loans Charged Off	8	32	115	50
Allowance from AIB Acquisition	—	—	—	402

	1,007	992	1,221	1,051
Less: Loans Charged Off	(49)	(146)	(263)	(205)

Allowance, End of Period	$ 958	$ 846	$ 958	$ 846

Noninterest Income

Noninterest Income represents deposit account service charges and other types of non-loan related fee income. Noninterest income for the quarter ended September 30, 2000 totaled $428,000 compared to $315,000 for the same period ended 1999. The increase for the three months ended September 30, 2000 is primarily the result of an insurance settlement of $275,000. Non-interest income for the nine months ended September 30, 2000 totaled $814,000 compared to $767,000 for the same period ended 1999.

Noninterest Expense

Noninterest expenses represent salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Noninterest Expense for the quarter ended September 30, 2000 totaled $1,454,000 compared to $1,592,000 for the same period during 1999. During the third quarter of 1999, the Company recognized an operating loss of approximately $90,000 plus related legal and professional fees of approximately $75,000. Noninterest expense for the nine months ended September 30, 2000 totaled $4,343,000 compared to $4,153,000 for the same period during 1999. This overall increase, net of the operating loss discussed above, was primarily the result of increased operating costs related to the branches acquired during March 1999, in the AIB acquisition.

Income Taxes

The Company’s income tax provision for the first nine months of 2000 and 1999 was $150,000 and $29,000 resulting in an effective rate of 41.0% on income before taxes and goodwill amortization.

Balance Sheet Analysis

Total assets at September 30, 2000 totaled $134.9 million, up 3.5% from $130.2 million at December 31, 1999. This increase was centered in loans as well as overall growth in deposits that have increased 17% since December 31, 1999.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

	September 30,		December 31,
	2000	1999	1999
Restructured Loans	$ —	$ 452	$ 390
Loans 90 Days Past Due and Still Accruing	11	209	79
Loans on Nonaccrual	362	590	492

Nonperforming Loans	373	1,251	961
Other Real Estate Owned	—	—	70

Nonperforming Assets	$373	$1,251	$1,031

Nonperforming Loans as a Percent
of Total Loans	0.49%	1.82%	1.31%
Allowance for Loan Losses as a Percent
of Nonperforming Loans	256.84%	67.63%	90.63%
Nonperforming Assets as a Percent
of Total Assets	0.28%	0.95%	0.79%

Asset Quality — Continued

The primary ratios of loan quality have improved significantly in the first nine months of 2000. Non-performing loans as a percent of total loans decreased to 0.49% at September 30, 2000, compared to 1.31% at December 31, 1999. Contributing to the decrease was the sale of $1.8 million in classified loans. The allowance for loan losses as a percent of non-performing loans increased to 256.84 % at September 30, 2000, up from 90.63% at December 31, 1999. A portion of this increase is due to the $235,000 provision made to the Allowance for Loan Loss.

Other Borrowings

Other borrowings at September 30, 2000 consist of $15.0 million in short-term borrowings from the Federal Home Loan Bank and $935,000 in long-term borrowings from a correspondent bank. The Company uses these sources to fund asset growth and offset fluctuations in demand for deposits.

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

Capital

Total shareholders’ equity at September 30, 2000 totaled $6.560 million compared to $6.589 million at December 31, 1999. This decrease was primarily attributable to the dividends of preferred stock of $162,000 and the net year to date loss of $89,000 offset by an unrealized gain of $203,000 for investment securities.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank. The ratios are as follows:

	Regulatory Minimum Ratio for “Well-Capitalized”	September 30, 2000	December 31, 1999
Tier 1 Capital (to Average Assets)	5.00%	5.89%	5.80%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	8.95%	8.58%
Total Capital (to Risk Weighted Assets)	10.00%	10.78%	10.63%

The Company’s ratios at September 30, 2000 were 3.27% for Tier 1 capital to average assets, 4.94% for Tier 1 capital to risk-weighted assets and 11.89% for Total capital to risk-weighted assets.

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

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Items

None

Item 6 - Exhibits and Reports on Form 8-K

A)	Exhibits Exhibit 27 — Financial Data Schedule (For SEC use only)

B)	Reports on Form 8-K

None

Signatures

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Coastal Bancshares
Date: November 14, 2000	/s/ Don M. Griffith —————————————— Don M. Griffith Chairman and Chief Executive Officer
Date: November 14, 2000	/s/ Deborah A. Marsten —————————————— Deborah A. Marsten Vice Chairman, Chief Financial Officer, and Secretary