Form 10KSB
period 2000-12-31
FIRST COASTAL BANCSHARES
filed 2001-03-30
CIK 1073932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _______________ to ________________

Commission file number: 333-68207

FIRST COASTAL BANCSHARES (Name of small business issuer in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4693574 (I.R.S. Employer Identification No.)

275 Main Street, El Segundo, California (Address of principal executive offices)	90245 (Zip Code)

Issuer’s telephone number (888) 296-2250

Securities registered under Section 12(b) of Exchange Act: NoneSecurities registered under Section 12(g) of Exchange Act:

Common Stock, No par value
(Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer’s net revenue for its most recent fiscal year was $11.1 million.

The aggregate market value of voting stock held by non-affiliates of the issuer as of March 12, 2001 was $2,405,238.

Number of registrant’s shares of Common Stock outstanding as of March 12, 2001 was 1,241,413.

Documents incorporated by reference: None.

FIRST COASTAL BANCSHARES

Table of Contents

PART I

ITEM 1. BUSINESS

General

We are the parent of First Coastal Bank, National Association (the “Bank”), a national bank headquartered at 275 Main Street, El Segundo, California, which commenced operations as a nationally chartered bank on November 29, 1984 and First Coastal Capital Trust (the “Trust”) which was formed in 1999 to issue 11 7/8% Cumulative Preferred Stock. We were incorporated under the laws of the State of California on October 17, 1996, and we conduct the majority of our business activities through the Bank. The Bank is a member of the Federal Reserve System and its deposits are insured by the FDIC up to the maximum limits prescribed by law.

In this section, the terms “Company”, “we” and “our” refers to First Coastal Bancshares, the Bank and the Trust.

Our Business Strategy

Our business strategy is to:

•	Cater to small businesses, executives and professionals by offering quality, personalized financial services which have become less available due to consolidation in the banking industry.

•	Build our deposit base and loan portfolio through relationship banking that is attentive to the needs of our customers.

•	Selectively acquire or merge with other banks to decrease costs as a percentage of revenues and expand our geographical presence, initially in the South Bay, West Los Angeles and San Fernando Valley areas of Southern California.

Internal Growth

Our internal growth strategy is primarily focused on “total relationship banking”, which means developing a personalized package of financial services and providing superior service to customers with high transactional needs. By focusing on customer relationships, we believe that we fill a niche neglected by the larger banks.

Our target market consists of small businesses, executives and professionals in the South Bay, West Los Angeles and San Fernando Valley areas of Southern California. We have hired, and will continue to hire, highly motivated and well-compensated business development officers to generate significant deposit relationships. Our objective is to retain the most effective business development team of any community bank in Southern California and to support them with quality financial products and exceptional customer service. In addition, we have focused on selling financial products that bear a logical relationship to each other, such as money market and time deposits, to our relationship customers. We introduced cash management services such as courier, “sweeps”, electronic banking and “third party deposit processing through Wells Fargo Bank. In addition, we began developing “internet” banking through our website “e-businessbank” which we will have operative in Year 2001. We believe that our internal growth strategy sets us apart from other community banks in the region.

We recognize that relationship banking may result in slower loan growth than “loan production” banking, which places a premium on maximizing the number of outstanding loans. Therefore, we supplement local relationship lending with loans, generally consisting of well-secured commercial and real estate loans, originated by a select group of loan production agents. We seek to maximize the quality of these loans and will accept a lower fixed-rate nominal loan yield for higher credit worthiness and security. In addition, we may purchase out-of-state loan pools consisting of well-seasoned single family residential loans in order to create geographical diversification and to generate a higher yield than our securities portfolio. We do not lend to hedge funds or invest in foreign securities, which we believe minimizes our exposure to international economic problems.

Growth through Acquisitions

Acquisitions will continue to play a key role in augmenting internal growth and lowering our unit costs. Due to our small size and focus, we believe that we have the opportunity to significantly improve our customer service as well as our operations. Our acquisition objectives are to:

•	Increase our return on capital by trimming redundant operations and thereby lower operating expenses as a percentage of revenues.

•	Increase our low-cost deposit base and geographic coverage.

•	Leverage opportunities to sell related products and offer improved services to the customers of the banks we acquire.

To date we have completed two acquisitions. On June 26, 1997, we acquired Marina Bank, with total assets of $21 million. On March 8, 1999, we acquired American Independent Bank with total assets of $38 million. See Note S to the consolidated financial statements, included in Item 8, for additional information on these acquisitions.

Employees

As of December 31, 2000, we employed 46 full-time equivalent employees. Part-time employees are converted to full-time equivalent employees based on the percentage of their weekly hours worked compared to 40 hours. We believe that we enjoy satisfactory relations with our employees.

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

SUPERVISION AND REGULATION

General

     Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation’s (the “FDIC”) insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. Consequently, the Company’s growth and earnings performance, as well as those of the Bank may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including:

•	the Board of Governors of the Federal Reserve System (the “FRB”);

•	the Federal Deposit Insurance Corporation; and

•	the Office of the Comptroller of the Currency (the “OCC”).

The system of supervision and regulation applicable to the Company and the Bank governs most aspects of their business, including:

•	the scope of permissible business activities;

•	investments;

•	reserves that must be maintained against deposits;

•	capital levels that must be maintained;

•	the nature and amount of collateral that may be taken to secure loans;

•	the establishment of new branches;

•	mergers and consolidations with other financial institutions; and

•	the payment of dividends.

3

     From time to time legislation is enacted which has the effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions. Various federal laws enacted over the past several years have provided, among other things, for:

•	the maintenance of mandatory reserves with the Federal Reserve Bank on deposits by depository institutions;

•	the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain types of accounts; and

•	the authorization of various types of new deposit accounts, such as “NOW” accounts, “Money Market Deposit” accounts and “Super NOW” accounts, designed to be competitive with money market mutual funds and other types of accounts and services offered by various financial and non-financial institutions.

     The lending authority and permissible activities of certain non-bank financial institutions such as savings and loan associations and credit unions have been expanded, and federal regulators have been given increased enforcement authority. These laws have generally had the effect of altering competitive relationships existing among financial institutions, reducing the historical distinctions between the services offered by banks, savings and loan associations and other financial institutions, and increasing the cost of funds to banks and other depository institutions.

The following discussion of statutes and regulations affecting banks is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the actual statutes and regulations. No assurance can be given that the statutes and regulations will not change in the future. Moreover, any changes may have a material effect on our business.

Supervision and Regulation of the Company

     General

     The Company, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), is subject to regulation by the FRB. According to FRB policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support it in circumstances where the Company might not otherwise do so. Under the BHCA, the Company and the Bank are subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries with the FRB, as may be required.

     Bank Holding Company Liquidity

     The Company is a legal entity, separate and distinct from the Bank. Although there exists the ability to raise capital on its own behalf or borrow from external sources, it may also obtain additional funds through dividends paid by, and fees for services provided to, the Bank. However, regulatory constraints may restrict or totally preclude the Bank from paying dividends to the Company.

     The Company is entitled to receive dividends when and as declared by the Bank’s Board of Directors, out of funds legally available for dividends, as specified and limited by the OCC’s regulations. Pursuant to the OCC’s regulations, funds available for a national bank’s dividends are restricted to the lesser of the bank’s: (i) retained earnings; or (ii) net income for the current and past two fiscal years (less any dividends paid during that period), unless approved by the OCC. Furthermore, if the OCC determines that a dividend would cause a bank’s capital to be impaired or that payment would cause it to be undercapitalized, the OCC can prohibit payment of a dividend notwithstanding that funds are legally available.

     Since the Bank is an FDIC insured institution, it is also possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and, thus, prohibit those payments.

     Transactions With Affiliates

     The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Bank within the meaning of Sections 23A and 23B of the Federal Reserve Act, as amended (the “FRA”). Pursuant thereto, loans by the Bank to affiliates, investments by the Bank in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower will be limited to 10% of the Bank’s capital, in the case of any one affiliate, and will be limited to 20% of the Bank’s capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices. Specifically, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the FRA. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. (See “Supervision and Regulation of the Bank — Recent Legislation” herein.)

     Limitations on Businesses and Investment Activities

     Under the BHCA, a bank holding company must obtain the FRB’s approval before:

•	directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company;

•	acquiring all or substantially all of the assets of another bank; or

•	merging or consolidating with another bank holding company.

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

     In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be “so closely related to banking as to be a proper incident thereto.” The Company, therefore, is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

•	making or acquiring loans or other extensions of credit for its own account or for the account of others;

•	servicing loans and other extensions of credit;

5

•	operating a trust company in the manner authorized by federal or state law under certain circumstances;

•	leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations;

•	providing financial, banking, or economic data processing and data transmission services;

•	owning, controlling, or operating a savings association under certain circumstances;

•	selling money orders, travelers’checks and U.S. Savings Bonds;

•	providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and

•	underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

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

     Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

•	the customer must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust service;

•	the customer must obtain or provide some additional credit, property or service from or to the Company or the Bank; or

•	the customer may not obtain some other credit, property or services from competitors, except for reasonable requirements to assure the soundness of credit extended.

     In late 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was enacted. The GLB Act significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act permits banks and bank holding companies to engage in previously prohibited activities under certain conditions. Also, banks and bank holding companies may affiliate with other financial service providers such as insurance companies and securities firms under certain conditions. Consequently, a qualifying bank holding company, called a financial holding company (“FHC”), can engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are beyond those traditionally permitted for bank holding companies. Moreover, various non-bank financial service providers which were previously prohibited from engaging in banking can now acquire banks while also offering services such as securities underwriting and underwriting and brokering insurance products. The GLB Act also expands passive investment activities by FHCs, permitting them to indirectly invest in any type of company, financial or non-financial, through merchant banking activities and insurance company affiliations. (See “Supervision and Regulation of the Bank — Recent Legislation” herein.)

     Capital Adequacy

     Bank holding companies must maintain minimum levels of capital under the FRB’s risk based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

     The FRB’s risk-based capital adequacy guidelines for bank holding companies and state member banks, discussed in more detail below (See “Supervision and Regulation of the Bank — Risk-Based Capital Guidelines” herein.), assign various risk percentages to different categories of assets, and capital is measured as a percentage of those risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

     The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, the risks posed by concentrations of credit, risks associated nontraditional banking activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers of the GLB Act, may be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

     Limitations on Dividend Payments

     As a California corporation, the Company’s ability to pay dividends is subject to the dividend limitations of the California Corporations Code (the “CCC”). Section 500 of the CCC allows the Company to pay a dividend to its shareholders only to the extent that the Company has retained earnings and, after the dividend, the Company’s:

•	assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and

•	current assets would be at least equal to its current liabilities.

     Additionally, the FRB’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways, such as by borrowing, that weaken the bank holding company’s financial health or its ability to act as a source of financial strength to its subsidiary banks. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

Supervision and Regulation of The Bank

     General

     The Bank, as a national banking association, which is also a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the OCC, the FDIC and the FRB. The Bank’s deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Bank’s business. California law exempts all banks from usury limitations on interest rates.

Recent Legislation

     On November 12, 1999 the GLB Act was signed into law, significantly changing the regulatory structure and oversight of the financial services industry. Effective March 12, 2000, the GLB Act repealed the provisions of the Glass-Steagall Act that restricted banks and securities firms from affiliating. It also revised the BHCA to permit an FHC to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities. It also permits FHCs to acquire many types of financial firms without the FRBs prior approval.

     The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits other financial service providers to acquire banks and become bank holding companies without ceasing any existing financial activities. Previously, a bank holding company could only engage in activities that were “closely related to banking.” This limitation no longer applies to bank holding companies that qualify to be treated as FHCs. To qualify as an FHC, a bank holding company’s subsidiary depository institutions must be “well-capitalized,” “well-managed” and have at least a “satisfactory” Community Reinvestment Act (“CRA”) examination rating. “Non-qualifying” bank holding companies are limited to activities that were permissible under the Bank Holding Company Act as of November 11, 1999.

     Also, effective on March 12, 2000, the GLB Act changed the powers of national banks and their subsidiaries, and made similar changes in the powers of state-chartered banks and their subsidiaries. National banks may now underwrite, deal in and purchase state and local revenue bonds. Subsidiaries of national banks may now engage in financial activities that the bank cannot itself engage in, except for general insurance underwriting and real estate development and investment. In order for a subsidiary of a national bank to engage in these new financial activities, the national bank and its depository institution affiliates must be “well capitalized,” have at least “satisfactory” general, managerial and CRA examination ratings, and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. Subsidiaries of state-chartered banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks, except that state-chartered banks do not have to satisfy the managerial and debt rating requirements applicable to national banks.

     The GLB Act also reformed the overall regulatory framework of the financial services industry. In order to implement its underlying purposes, the GLB Act preempted conflicting state laws that would restrict the types of financial affiliations that are authorized or permitted under the GLB Act, subject to specified exceptions for state insurance laws and regulations. With regard to securities laws, effective May 12, 2001, the GLB Act will remove the current blanket exemption for banks from being considered brokers or dealers under the Securities Exchange Act of 1934 and will replace it with a number of more limited exemptions. Thus, previously exempted banks may become subject to the broker-dealer registration and supervision requirements of the Securities Exchange Act of 1934. The exemption that prevented bank holding companies and banks that advise mutual funds from being considered investment advisers under the Investment Advisers Act of 1940 will also be eliminated.

     Separately, the GLB Act imposes customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. Also, for customers that obtain a financial product such as a loan for personal, family or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter, including its policies concerning the sharing of the customer’s nonpublic personal information with affiliates and third parties. If an exemption is not available, a financial company must provide consumers with a notice of its information sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties. Third parties that receive such information are subject to the same restrictions as the financial company on the reuse of the information. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or other marketing through electronic mail.

Risk-Based Capital Guidelines

     General. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank’s operations. The risk-based capital guidelines include both a new definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The bank’s risk-based capital ratio is calculated by dividing its qualifying capital, which is the numerator of the ratio, by the combined risk weights of its asserts and off-balance sheet items, which is the denominator of the ratio.

     Qualifying Capital. A bank’s total qualifying capital consists of two types of capital components: “core capital elements,” known as Tier 1 capital, and “supplementary capital elements,” known as Tier 2 capital. The Tier 1 component of a bank’s qualifying capital must represent at least 50% of total qualifying capital and may consist of the following items that are defined as core capital elements:

•	common stockholders’equity;

•	qualifying non-cumulative perpetual preferred stock (including related surplus); and

•	minority interests in the equity accounts of consolidated subsidiaries.

The Tier 2 component of a bank’s total qualifying capital may consist of the following items:

•	a portion of the allowance for loan and lease losses;

•	certain types of perpetual preferred stock and related surplus;

•	certain types of hybrid capital instruments and mandatory convertible debt securities; and

•	a portion of term subordinated debt and intermediate-term preferred stock, including related surplus.

     Risk Weighted Assets and Off-Balance Sheet Items. Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk classifications, according to the obligor or, if relevant, the guarantor or the nature of the collateral. The aggregate dollar value of the amount in each risk classification is then multiplied by the risk weight associated with that classification. The resulting weighted values from each of the risk classifications are added together. This total is the bank’s total risk weighted assets.

     A two-step process determines risk weights for off-balance sheet items, such as unfunded loan commitments, letters of credit and recourse arrangements. First, the “credit equivalent amount” of the off-balance sheet items is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor. Second, the credit equivalent amount is treated like any balance sheet asset and is assigned to the appropriate risk category according to the obligor or, if relevant, the guarantor or the nature of the collateral. This result is added to the bank’s risk weighted assets and comprises the denominator of the risk-based capital ratio.

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

     All banks are required to meet a minimum ratio of qualifying total capital to risk weighted asserts of 8%. At least 4% must be in the form of Tier 1 capital, net of goodwill. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill. In addition, the combined maximum amount of subordinated debt and intermediate-term preferred stock that qualifies as Tier 2 capital is limited to 50% of Tier 1 capital. The maximum amount of the allowance for loan and lease losses that qualifies as Tier 2 capital is limited to 1.25% of gross risk weighted asserts. The allowance for loan and lease losses in excess of this limit may, of course, be maintained, but would not be included in a bank’s risk-based capital calculation.

     The federal banking agencies also require all banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banks not rated in the highest category, the minimum leverage ratio must be at least 4% to 5%. These uniform risk-based capital guidelines and leverage ratios apply across the industry. Regulators, however, have the discretion to set minimum capital requirements for individual institutions which may be significantly above the minimum guidelines and ratios.

Other Factors Affecting Minimum Capital Standards

     The federal banking agencies have established certain benchmark ratios of loan loss reserves to be held against classified assets. The benchmark by federal banking agencies is the sum of:

•	100% of assets classified loss;

•	50% of assets classified doubtful;

•	15% of assets classified substandard; and

•	estimated credit losses on other assets over the upcoming twelve months.

     The federal banking agencies have recently revised their risk-based capital rules to take account of concentrations of credit and the risks of engaging in non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving a single borrower, industry, geographic location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business, but are conducted by a bank as a result of developments in, for example, technology, financial markets or other additional activities permitted by law or regulation. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards. The federal banking agencies also are authorized to review an institution’s management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

     The federal banking agencies also limit the amount of deferred tax assets that are allowable in computing a bank’s regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. However, deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of:

•	the amount that can be realized within one year of the quarter-end report date; or

•	10% of Tier 1 capital.

10

The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital, total assets and regulatory capital calculations.

     The federal banking agencies have also adopted a joint agency policy statement which provides that the adequacy and effectiveness of a bank’s interest rate risk management process, and the level of its interest rate exposure is a critical factor in the evaluation of the bank’s capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions. Financial institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities, and who fail to adequately manage these risks, may be required to set aside capital in excess of the regulatory minimums.

     Prompt Corrective Action

     The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, a bank shall be deemed to be:

•	“well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;”

•	“undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

•	“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be “undercapitalized,” that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to “undercapitalized” banks. Banks classified as “undercapitalized” are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to “significantly undercapitalized” banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to “critically undercapitalized” banks, those with capital at or less than 2%. Restrictions for these banks include the appointment of a receiver or conservator after 90 days, even if the bank is still solvent. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

     A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

     Information concerning the Company’s and Bank’s capital adequacy at December 31, 2000 is set forth in Note Q to the financial statements included in Item 8.

     Deposit Insurance Assessments

     The FDIC has implemented a risk-based assessment system in which the deposit insurance premium relates to the probability that the deposit insurance fund will incur a loss. The FDIC sets semi-annual assessments in an amount necessary to maintain or increase the reserve ratio of the insurance fund to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC.

     Under the risk-based assessment system adopted by the FDIC, banks are categorized into one of three capital categories (“well capitalized,” “adequately capitalized,” and “undercapitalized”). Assignment of a bank into a particular capital category is based on supervisory evaluations by its primary federal regulator. After being assigned to a particular capital category, a bank is classified into one of three supervisory categories. The three supervisory categories are:

•	Group A - financially sound with only a few minor weaknesses;

•	Group B - demonstrates weaknesses that could result in significant deterioration; and

•	Group C —poses a substantial probability of loss.

The capital ratios used by the FDIC to define “well-capitalized,” “adequately capitalized” and “undercapitalized” are the same as in the prompt corrective action regulations.

The assessment rates are summarized below, expressed in terms of cents per $100 in insured deposits:

	Assessment Rates
Capital Group	Group A	Group B	Group C
Well Capitalized	0	3	17
Adequately Capitalized	3	10	24
Undercapitalized	10	24	27

     Interstate Banking and Branching

     Banks have the ability, subject to specific restrictions, to acquire by acquisition or merger branches located outside their home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to many of the laws of the states in which they are located.

     California law authorizes out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years, unless the California bank is in danger of failing or in certain other emergency situations. Interstate branching into California is, however, limited to the acquisition of an existing bank.

Enforcement Powers

     In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses, or for violation of any law, rule, regulation, condition imposed in writing by the regulatory agency, or term of a written agreement with the regulatory agency. Enforcement actions may include:

•	the appointment of a conservator or receiver for the bank;

•	the issuance of a cease and desist order that can be judicially enforced;

•	the termination of the bank’s deposit insurance;

•	the imposition of civil monetary penalties;

•	the issuance of directives to increase capital;

•	the issuance of formal and informal agreements;

•	the issuance of removal and prohibition orders against officers, directors and other institution-affiliated parties; and

•	the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the deposit insurance fund or the bank would be harmed if such equitable relief was not granted.

     FDIC Receiverships

     The FDIC may be appointed as conservator or receiver of any insured bank or savings association. In addition, the FDIC may appoint itself as sole conservator or receiver of any insured state bank or savings association for any, among others, of the following reasons:

•	insolvency;

•	substantial dissipation of assets or earnings due to any violation of law or regulation or any unsafe or unsound practice;

•	an unsafe or unsound condition to transact business, including substantially insufficient capital or otherwise;

•	any willful violation of a cease and desist order which has become final;

•	any concealment of books, papers, records or assets of the institution;

•	the likelihood that the institution will not be able to meet the demands of its depositors or pay its obligations in the normal course of business;

•	the incurrence or likely incurrence of losses by the institution that will deplete all or substantially all of its capital with no reasonable prospect for the replenishment of the capital without federal assistance; or

14

•	any violation of any law or regulation, or an unsafe or unsound practice or condition which is likely to cause insolvency or substantial dissipation of assets or earnings, or is likely to weaken the condition of the institution or otherwise seriously prejudice the interests of its depositors.

     As a receiver of any insured depository institution, the FDIC may liquidate such institution in an orderly manner and dispose of any matter concerning such institution as the FDIC determines is in the best interests of that institution, its depositors and the FDIC. Further, the FDIC shall, as the conservator or receiver, by operation of law, succeed to all rights, titles, powers and privileges of the insured institution, and of any shareholder, member, account holder, depositor, officer or director of that institution with respect to the institution and the assets of the institution; may take over the assets of and operate the institution with all the powers of the members or shareholders, directors and the officers of the institution and conduct all business of the institution; collect all obligations and money due to the institution and preserve and conserve the assets and property of the institution.

     Safety and Soundness Guidelines

     The federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These guidelines establish operational and managerial standards relating to:

•	internal controls, information systems and internal audit systems;

•	loan documentation;

•	credit underwriting;

•	asset growth; and

•	compensation, fees and benefits.

Additionally, the federal banking agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in a formal enforcement action.

     The federal banking agencies have issued regulations prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

     Consumer Protection Laws and Regulations

     The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. Banks are subject to many federal consumer protection laws and their regulations, including:

•	the Community Reinvestment Act;

•	the Truth in Lending Act (the “TILA”);

15

•	the Fair Housing Act (the “FH Act”);

•	the Equal Credit Opportunity Act (the “ECOA”);

•	the Home Mortgage Disclosure Act or (the “HMDA”); and

•	the Real Estate Settlement Procedures Act (the “RESPA”).

     The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

     The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”

     The ECOA prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. In March, 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination:

•	overt evidence of discrimination;

•	evidence of disparate treatment; and

•	evidence of disparate impact.

This means that if a creditor’s actions have had the effect of discriminating, the creditor may be held liable — even when there is no intent to discriminate.

     The FH Act regulates many practices, including making it unlawful for any lender to discriminate against any person in its housing-related lending activities because of race, color, religion, national origin, sex, handicap, or family status. The FH Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. Among those practices that have been found to be, or may be considered, illegal under the FH Act are:

declining a loan for the purposes of racial discrimination;

•	making excessively low appraisals of property based on racial considerations;

•	pressuring, discouraging, or denying applications for credit on a prohibited basis;

•	using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants;

•	imposing on minority loan applicants more onerous interest rates or other terms, conditions or requirements; and

•	racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

     The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total payments and the payment schedule.

     HMDA grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. HMDA requires institutions to report data regarding applications for one-to-four family real estate loans, home improvement loans, and multifamily loans, as well as information concerning originations and purchases of those types of loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

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

     Other Aspects of Banking Law

     The Company and the Bank are also be subject to federal statutory and regulatory provisions covering, among other things, security procedures, currency and foreign transactions reporting, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability, and truth-in-savings. There are also a variety of federal statutes which regulate acquisitions of control and the formation of bank holding companies.

     Impact of Monetary Policies

     Banking is a business which depends on rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate earned on its loans, securities and other interest-earning assets comprises the major source of the bank’s earnings. These rates are highly sensitive to many factors which are beyond the bank’s control and, accordingly, the earnings and growth of the bank are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by:

•	its open-market dealings in United States government securities;

•	adjusting the required level of reserves for financial institutions subject to reserve requirements;

•	placing limitations upon savings and time deposit interest rates; and

•	adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.

     The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. The nature and timing of any future changes in the FRB’s policies and their impact on the Company and the Bank cannot be predicted; however, depending on the degree to which the Bank’s interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of decreasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting the Company’s and the Bank’s net income.

ITEM 2. PROPERTIES

We currently operate out of four full-service branches in El Segundo, Marina del Rey, Gardena and Burbank. See Note D to the consolidated financial statements included in Item 8 for additional detail on lease terms and commitments.

ITEM 3. LEGAL PROCEEDINGS

The Bank is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. Neither the Company nor the Bank is a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company’s or the Bank’s business) and no such proceedings are known to be contemplated.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE BANK’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Since June 1997, our common stock has been traded in unreported private transactions and on the OTC Bulletin Board under the symbol “FCLA”. Although we are aware of very little trading in our common stock, we believe our common stock has traded in 2000 at prices ranging from $6.25 to $2.06, in 1999 at prices ranging from $6.00 to $6.625, and in 1998 at prices ranging from $5.63 to $8.13. These prices reflect only transactions reported to us by market makers in our common stock and may not be representative of all trades during the past year. We have not attempted to verify the accuracy of sales information reported to us by third parties.

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

To date, we have not paid any cash dividends on our common stock and it is unlikely that we will do so in the foreseeable future. In addition, the ability of the bank to pay dividends to us is limited by law. See “Supervision and Regulation – Limitation on Dividend Payments”.

We pay regular dividends on our 317,625 outstanding shares of series A preferred stock. Each share of series A preferred stock currently pays dividends at an annual rate per share of $0.675, or 10% of its stated liquidation preference.

We also pay regular dividend on our 330,000 outstanding shares of Trust Preferred Securities, issued by First Coastal Capital Trust. Each share of Trust Preferred Security currently pays dividends at an annual rate per share of $2.375 or 11 7/8% of its stated value.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to the Company’s consolidated statement of financial position for the years ended December 31, 2000 and 1999 and its consolidated statements of income for the years ended December 31, 2000, and 1999 have been derived from the audited consolidated financial statements included in Item 8 of this Form 10-KSB. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The summary consolidated financial data with respect to Company’s consolidated statements of income for the years ended December 31, 1998 have been derived from the audited financial statements of the Company, which are not presented herein.

	(Dollars in thousands, except per share data) At or For the Year Ended December 31,
	2000	1999	1998
Summary of Operations
Interest Income	$ 10,142	$ 8,161	$ 5,365
Interest Expense	5,023	3,653	2,262

Net Interest Income	5,119	4,508	3,103
Provision for Loan Losses	235	147	10

Net Interest Income after Provision for Loan Losses	4,884	4,361	3,093
Noninterest Income	924	892	566
Noninterest Expense	5,826	5,643	3,116

Income before Income Taxes	(18)	(390)	543
Income Taxes	159	1	284

Net Income	$ (177)	$ (391)	$ 259

Per Share Data
Net Income - Basic	$ (0.32)	$ (0.60)	$ (0.04)
Book Value, net of preferred stock at liquidation value	4.02	3.61	4.76
Cash Dividends - Preferred Stock	214	233	286
Actual Number of Shares Outstanding	1,241,413	1,232,428	714,551
Weighted Average Number of Shares Outstanding	1,234,638	1,141,214	669,829
Balance Sheet Data - At Period End
Total Assets	$ 135,664	$ 130,264	$ 76,491
Total Loans	83,801	73,455	55,154
Allowance for Loan Losses (ALLL)	964	871	549
Investment Securities	34,702	38,508	14,003
Other Real Estate Owned	—	70	116
Total Deposits	110,161	89,620	58,591
Total Shareholders’ Equity	6,984	6,589	6,260
Operating Ratios and Other Selected Data
Return on Average Assets	(0.13%)	(0.32%)	0.35%
Return on Average Equity	(2.69%)	(5.31%)	4.37%
Operating Efficiency Ratio	96.41%	104.50%	84.93%
Net Interest Yield	4.40%	4.38%	4.65%
Dividend Payout Ratio - Common Shares	—	—	—
Average Equity to Average Assets	4.97%	5.99%	8.03%
Selected Asset Quality Ratios - At Period End
Nonperforming Loans to Total Loans	0.38%	1.31%	3.14%
Nonperforming Assets to Total Assets	0.28%	0.79%	2.41%
ALLL as a Percentage of Nonperforming Loans	303.14%	90.63%	31.73%
ALLL as a Percentage of Total Loans	1.15%	1.19%	1.00%
21

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

History

We specialize in developing personalized banking relationships with small businesses, executives and professionals in the local community. Over the past four years, with the arrival of a new management group headed by Don M. Griffith, we have grown our assets from $25.9 million as of December 31, 1996 to $135.7 million as of December 31, 2000, approximately 47% of which was accounted for by internal growth and 53% by bank acquisitions.

During 1997, we reorganized into a holding company ownership structure by exchanging the shares of the Bank’s capital stock for the capital stock of First Coastal, and the shareholders of the Bank became shareholders of First Coastal. There was no cash involved in this transaction, which was accounted for as a pooling of interest , and our consolidated financial statements have been restated to give full effect to this transaction.

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

As of July 1, 1997, we adjusted our capital accounts through a quasi-reorganization and thereby eliminated our accumulated deficit and unrecognized loss on available for sale securities through a reduction of our capital account by the same amount.

In March 1999, we acquired American Independent Bank for approximately $6.5 million in cash. American Independent Bank had total assets of approximately $38 million when we acquired it. This acquisition was also accounted for using the purchase method of accounting. Goodwill arising from the transaction totaled approximately $4.0 million and is being amortized over 15 years on a straight-line basis. This acquisition was funded in part by a public offering of common stock totaling $1.9 million, net of costs and the issuance of $6.6 million in 11 7/8% Cumulative Preferred Securities by the Trust.

Basis of Presentation

The following discussion and analysis is intended to assist in an understanding of the significant factors that influenced our financial condition at December 31, 2000 as compared to December 31, 1999. The following discussion and analysis should be read in conjunction with our financial statements and corresponding notes.

Assets

During 2000, our total assets increased $5.4 million from $130.3 million at December 31, 1999 to $135.7 million at December 31, 2000. Our focus in 2000 was to re-position our existing assets and liabilities, to improve earnings, reduce interest-rate risks and to concentrate on asset quality. Accordingly, we increased total loans $10.4 million and decreased investment securities by $3.8 million on the assets side. On the liability side, we decreased short-term borrowings by $15.0 million and increased deposits by $20.6 million.

The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders’ equity, as well as the total dollar amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Nonaccrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded.

	For the Year Ended December 31,
	2000			1999
	(dollars in thousands)
	Average Balance (000's)	Interest Earned or Paid (000's)	Average Yield or Rate Paid	Average Balance (000’s)	Interest Earned or Paid (000’s)	Average Yield or Rate Paid
Assets
Interest-Earning Assets:
Investment Securities	$ 37,974	$ 2,564	6.75%	$ 28,334	$1,871	6.60%
Federal Funds Sold	1,313	81	6.17%	3,342	159	4.76%
Other Earning Assets	1,524	106	6.96%	1,290	25	1.94%
Loans	75,407	7,391	9.80%	69,979	6,106	8.73%

Total Interest-Earning Assets	116,218	10,142	8.73%	102,945	8,161	7.93%
Cash and Due From Bank	7,077			10,970
Premises and Equipment	649			544
OREO	9			81
Other Assets	9,263			9,315
Allowance for Loan Losses	(916)			(908)

Total Assets	$ 132,300			$ 122,947

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
NOW and Money Market	$ 22,374	$ 603	2.70%	$ 24,669	$ 624	2.53%
Savings	4,743	106	2.23%	6,186	126	2.04%
Time Deposits under $100,000	28,968	1,634	5.64%	22,317	1,053	4.72%
Time Deposits of $100,000 or More	11,322	640	5.65%	10,838	479	4.42%
Borrowed Funds	25,914	2,040	7.87%	19,058	1,371	7.19%

Total Interest-Bearing Liabilities	93,321	5,023	5.38%	83,068	3,653	4.40%

Demand Deposits	32,017			31,119
Other Liabilities	382			1,394
Shareholders’ Equity	6,580			7,366

Total Liabilities and
Shareholders’ Equity	$ 132,300			$ 122,947

Net Interest Income		$ 5,119			$ 4,508

Net Yield on Interest-Earning Assets			4.40%			4.38%

Net Interest Income

The principal component of our earnings is net interest income. Net interest income is the difference between the interest we earn on our loans and investments and the interest we pay on deposits and other interest-bearing liabilities.

Our net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as a “volume change”. It is also affected by changes in the yields we earn on interest-earning assets and rates we pay on interest-bearing deposits and other borrowed funds, referred to as a “rate change”.

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

	Year Ended December 31, 2000 over Year Ended December 31, 1999
	Increase (Decrease) Due to Change (dollars in thousands)
	Volume	Rate	Change
Interest-Earning Assets:
Investment Securities	$ 650	$ 43	$ 693
Federal Funds Sold	(116)	38	(78)
Other Earning Assets	42	39	81
Loans	496	789	1,285

Total Interest Income	1,072	909	1,981
Interest-Bearing Liabilities:
Interest-Bearing Demand	(56)	35	(21)
Savings	(27)	7	(20)
Time Deposits under $100,000	351	230	581
Time Deposits $100,000 or More	22	139	161
Borrowed Funds	530	139	669

Total Interest Expense	820	550	1,370

Interest Differential or Net
Interest Income	$ 252	$359	$ 611

Year Ended December 31, 2000 Compared to December 31, 1999

For 2000, our net interest income was $5.1 million, an increase of $0.6 million or 13.5% compared to $4.5 million for 1999. This increase was primarily due to the re-positioning of our balance sheet in 2000 coupled with modest growth in interest-earning assets.

The increase in interest income was generated primarily by the increase in the volume of average interest-earning assets, which were $116.2 million as of December 31, 2000 compared to $102.9 million as of December 31, 1999. Our net yield on interest-earning assets in 2000 increased 80 basis points to 8.73% from 7.93% in 1999. This increase was primarily the result of the 100 basis points increase in the prime rate in 2000 (from 8.5% at December 31, 1999 to 9.5% at December 31, 2000)

Interest expense increased $1.3 million to $5.0 million compared to $3.7 million in 1999. This increase was caused by an increase in total interest-bearing liabilities of $10.2 million form $83.1 million in 1999 to $93.3 million in 2000 plus a 98 basis point increase in the average rate paid on interest-bearing liabilities.

Provision for Loan Losses

We make provisions for loan losses to bring our total allowance for loan losses to a level we deem appropriate. We base our determination on such factors as out historical experience, the volume and type of lending we conduct, the amount of our nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in our portfolio. The amount we provide for loan losses is charged to earnings. Our provision for loan losses was $235,000 for 2000 compared to $147,000 for 1999.

Noninterest Income

Noninterest income for 2000 was $924,000, an increase of $32,000 when compared to $892,000 for 1999. This increase is the result of a one-time recovery of $275,000 of an operating loss from a prior period combined with a decrease of $255,000 in service charges and fees. The decline in service charges and fees is the result of moving our deposit base more towards higher balance business accounts.

Noninterest Expense

Noninterest expense increased slightly in 2000 from $5.6 million in 1999 to $5.8 million in 2000, an increase of approximately 3.2%. As a percent of average assets, noninterest expense actually declined from 4.6% in 1999 to 4.4% in 2000. Cost control is a high priority for the Bank.

Income Taxes

During 2000 we recorded a $159,000 provision for income taxes. This resulted in an effective tax rate of approximately 41% on income before income taxes and non-deductible goodwill amortization. During 1999 we recorded income tax expense of $1,000. This resulted in an effective tax rate of approximately 34% on income before income taxes and non-deductible goodwill amortization. See also Note I to the consolidated financial statements for more information on income taxes.

Liquidity and Asset/Liability Management

The objective of our asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of our capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to its shareholders.

The Bank’s liquidity, which primarily represents our ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds being gathered and the assets being funded. The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits, short-term certificates of deposit, and overnight purchases of federal funds. Short-term investments, primarily federal funds sold and reverse repurchase lines of credit provided by our correspondent banks, are the primary means for providing immediate liquidity. In order to meet the Bank’s liquidity requirements, we endeavor to maintain an appropriate liquidity ratio. The liquidity ratio is equivalent to the sum of cash and noninterest-earning deposits, interest-earning deposits, federal funds sold, and investment securities, divided by deposits. As of December 31, 2000 and 1999, the Bank’s liquidity ratio was 39.2% and 52.8%, respectively.

We depend on dividends from the Bank for liquidity to pay interest on our debt, including the junior subordinated debentures and the mandatorily redeemable preferred securities, and to pay any dividends. We have pledged all of the Bank’s common stock as collateral for this note. We currently do not have any lines of credit. The ability of the Bank to pay dividends to us is limited by federal law.

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

The table below sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2000, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.

	Estimated Maturity or Reporting
	Up to Three Months	Over Three Months To Less Than One Year	Over One to Five Year	Over Five Years	Total
	(dollars in thousands)
Interest-Earning Assets:
Investment Securities and FRB
and FHLB Stock	$ 1,175	$ —	$ 4,619	$ 30,083	$ 35,877
Federal Funds Sold	—	—	—	—	—
Loans	32,002	6,952	12,973	31,874	83,801

	$ 33,177	$ 6,952	$ 17,592	$ 61,957	$119,678

Interest-Bearing Liabilities:
Money Market and NOW	$ 22,412	$ —	$ —	$ —	$ 22,412
Savings	3,995	—	—	—	3,995
Time Deposits	29,804	20,145	983	—	50,932
Other Borrowings	10,000	109	739	6,600	17,448

	$ 66,211	$ 20,254	$ 1,722	$ 6,600	$ 94,787

Interest Rate Sensitivity Gap	$(33,034)	$(13,302)	$ 15,870	$ 55,357	$ 24,891
Cumulative Interest Rate
Sensitivity Gap	$(33,034)	$(46,336)	$(30,466)	$ 24,891
Cumulative Interest Rate
Sensitivity Gap Ratio
Based on Total Assets	(24.35% )	(34.15% )	(22.46% )	18.35%

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

Lending Activities

We originate, purchase and sell loans, or participating interests in loans for our own portfolio and for possible sale in the secondary market. Our loans include single family residential loans, commercial business, commercial real estate loans, Small Business Administration loans, and consumer loans.

The following table sets forth the composition of our loan portfolio by type of loan at the periods indicated:

	December 31,
	2000	1999
	(dollars in thousands)
Loans:
Commercial	$ 12,666	$ 13,397
Consumer	1,401	2,764
Construction Financing	8,561	2,477
Real Estate - Residential, 1 to 4 Units	17,163	21,071
Real Estate - Other	44,010	33,736

Total Loans	83,801	73,445
Net Deferred Loan Fees	(115)	(125)
Allowance for Loan Losses	(964)	(871)

Net Loans	$ 82,722	$ 72,449

Commitments:
Standby Letters of Credit	$ —	$ —
Undisbursed Loans and Commitments to Grant Loans	13,820	7,966

Total Commitments	$ 13,820	$ 7,966

We make commercial loans to provide working capital, finance the purchase of equipment and for other business purposes. These loans can be “short-term”, with maturities ranging from thirty days to one year, or “term loans” with maturities normally ranging from one to twenty-five years. Short-term loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

We make consumer loans to finance automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most consumer loans are secured by the personal property being purchased.

We make construction financing loans primarily as interim loans made to finance the construction of commercial and single family residential property. These loans are typically short term. We do not make loans for speculative or tract housing construction or for the acquisition of raw land.

Our 1 – 4 unit residential real estate loans consists primarily of single family residential loans. We make these loans based on the borrower’s cash flow and secure the loan by a first or second deed of trust on the property. Our general policy is to restrict our residential loans to no more than 80% of the appraised value of the property. We offer both fixed and variable rate residential loans with maturities extending up to 30 years. Additionally, in order to supplement our loan portfolio and to enhance geographical diversity, we purchase single family residential loans from other financial institutions. In order to minimize prepayment risk, we have paid little or no premium for loan pools with the following criteria:

•	well-seasoned and well-collaterized conforming mortgages,

•	borrowers with sound credit who demonstrate the ability to service the debt, and

•	a stable and consistent cash flow.

We review each loan within the pool and eliminate those individual loans which do not meet our underwriting standards. As of December 31, 2000, these loans totaled $11.5 million and were secured by residential properties in Arizona ($5.7 million in loans), Maine ($3.9 million in loans) and Iowa ($1.9 million in loans). We do not service these loans.

Our other real estate loans consists primarily of commercial and industrial real estate loans. We make these loans based on the income generating capacity of the property or the cash flow of the borrower. These loans are secured by the property. Our general policy is to restrict these loans to no more than 75% of the lower of the appraised value or the purchase price of the property. We offer both fixed and variable rate loans with maturities which generally do not exceed 15 years, unless the loans are Small Business Administration (“SBA”) loans secured by real estate or other commercial real estate loans easily sold in the secondary market.

We also make SBA-guaranteed loans, the guaranteed portion of which may be resold in the secondary market. We have in the past sold the guaranteed portion of our SBA loans in the secondary market but retained the servicing rights for such SBA loans. At December 31, 2000 and 1999, we serviced approximately $6.2 million and $7.4 million, respectively, in SBA loans. We categorize SBA loans as Commercial or Real Estate depending on the underlying collateral.

Many of our loans have floating rates tied to our base rate or other market rate indicator, the majority of which are adjusted at least quarterly. The following table shows the maturity distribution of the fixed rate portion of the loan portfolio and the repricing portion of the variable rate portion of the loan portfolio outstanding as of December 31, 2000:

3 months Or Less	Over 3 months through 12 months	Due after one year to three years	Due after three years to five years	Due after five years through 15 years	Due after 15 years	Total
(dollars in thousands)
$31,684	$6,952	$5,743	$7,230	$23,872	$8,002	$83,483

Loans on nonaccrual	318

Total Loans	$83,801

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

We grade our loans from “acceptable” to “loss”, depending on credit quality, with “acceptable” representing loans with an acceptable degree of risk given the favorable aspects of the credit and with both primary and secondary sources of repayment. Classified loans or substandard loans are ranked below “acceptable” loans. As these loans are identified in our review process, we add them to our internal watchlist and establish loss allowances for them. Additionally, our loans are examined regularly by the OCC. We do not return a loan to accrual status until it is brought current with respect to both principal and interest payments, the loan is performing to current terms and conditions, the interest rate is commensurate with market interest rates and future principal and interest payments are no longer in doubt at which time a further review of loans is conducted.

The following table provides information with respect to the components of our nonperforming assets at the dates indicated:

	For the Year Ended December 31,
	2000	1999
	(dollars in thousands)
Non-Accrual Loans	$ 318	$ 492
Loans 90 Days Past Due and Still Accruing	—	79
Restructured Loans	—	390

Total Nonperforming Loans	318	961
Other Real Estate Owned	—	70

Total Nonperforming Assets	$ 318	$ 1,031

Non-Accrual Loans as a Percentage of Total Loans	0.38%	0.67%
Loans 90 Days Past Due as a Percentage of Total Loans	—	0.11%
Restructured Loans as a Percentage of Total Loans	—	0.53%

Nonperforming Loans as a Percentage of Total Loans	0.38%	1.31%

Allowance for Loan Losses as a Percentage of
Nonperforming Loans	303.14%	90.63%
Nonperforming Assets as a Percentage of Total Assets	0.28%	0.79%

Restructured loans are those loans where we have made concessions in interest rates or repayment terms have been made to assist the borrower. Non-accrual loans are generally loans which are past due 90 days or are loans that management believes the interest upon which may not be collectible. At December 31, 2000 and December 31, 1999, the majority of our non-accrual loans were secured by real estate. We recognized no income in 2000 and $52,000 in 1999 for cash interest payments on restructured loans. Our interest income would have increased approximately $58,000 for 1999 and $29,000 for 1998 had all of these nonperforming loans performed in accordance with their original terms and conditions.

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

Allowance for Loan Losses

The following table summarizes, for the periods indicated, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses:

	For the Year Ended December 31,
	2000	1999
	(dollars in thousands)
Allowance For Loan Losses:
Balance at Beginning of Period	$871	$549
Actual Charge-offs:
Commercial	84	178
Consumer	21	55
Real Estate	179	51

Total Charge-Offs	284	284

Less Recoveries:
Commercial	103	47
Consumer	16	10
Real Estate	23	—

Total Recoveries	142	57

Net Loans Charged Off	142	227
Provision for Loan Losses	235	147
Allowance on Loans Purchased from AIB	—	402

Balance at End of Period	$964	$871

Ratios:
Net Loans Charged Off to Average Loans	0.19%	0.32%
Allowance for Loan Losses to Total Loans	1.15%	1.19%

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

A key element of our methodology is our previously discussed credit classification process. Loans identified as less than “acceptable” are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Additionally, we consider the inherent risk present in the “acceptable” portion of our loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools. Upon completion, the written analysis is present to the board of directors for discussion, review and approval.

We consider our allowance for loan losses to be adequate to provide for losses inherent in our loans. While we use available information to recognize losses on loans and leases, future additions to our allowance may be necessary based on changes in economic conditions. In addition, federal regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may recommend additions based upon their evaluation of the portfolio at the time of their examination. Accordingly, there can be no assurance that our allowance for loan losses will be adequate to cover future loan losses or that significant additions to the allowance for loan losses will not be required in the future. Material additions to the allowance for loan losses would decrease our earnings and capital and would thereby reduce our ability to pay distributions on the preferred securities and dividends on the common stock, among other adverse consequences.

The following table summarizes the allocation of the allowance for loan losses by loan type for the periods indicated (dollar amounts in thousands):

	December 31,
	2000		1999
	Allowance Amount	Percent of Loans in Category to Toal Loans	Allowance Amount	Percent of Loans in Category to Toal Loans
Commercial	$247	15.1%	$327	18.2%
Consumer	11	1.7%	23	3.8%
Construction Financing	—	10.2%	2	3.4%
Real Estate - Residential, 1 to 4 Units	32	20.5%	47	28.7%
Real Estate - Other	97	52.5%	90	45.9%
Unallocated	577	N/A	382	N/A

	$964	100.0%	$871	100.0%

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

The following table summarizes the amounts and distribution of our investment securities held as of the dates indicated, and the weighted average yield as of December 31, 2000.

	December 31, 2000			December 31, 1999
	Book Value	Market Value	Weighted Average Yield	Book Value	Market Value
Available-for-Sale Securities:
U.S. Agencies:
One to Five Years	$ 999	$ 995	6.1%	$ 998	$ 974
Five to Ten Years	4,000	3,930	6.4%	4,999	4,740
Over Ten Years	1,000	998	6.0%	1,000	1,000

Total U.S. Agency	5,999	5,923	6.3%	6,997	6,714
U.S. Treasuries - Over Ten Years	532	495	5.1%	1,972	1,668
Trust Preferred Securities - Over Ten Years	1,905	1,897	8.0%	1,412	1,441
Corporate Notes:
One to Five Years	3,937	3,624	7.0%	2,173	2,168
Five to Ten Years	—	—		1,727	1,715
Over Ten Years	—	—		1,519	1,422

Total Corporate Notes	3,937	3,624	7.0%	5,419	5,305
Mortgage-Backed Securities	23,089	22,763	6.5%	24,760	23,380

Total Available-for-Sale Securities	$35,462	$34,702	6.6%	$40,560	$38,508

33

Deposits

Deposits are the primary source of funding for our lending and investing needs. Total deposits were $89.6 million at December 31, 1999 and increased to $110.2 million in 2000.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

	For the Year Ended December 31,
	2000		1999
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
NOW	$ 9,468	1.81%	$ 8,514	1.96%
Savings Deposits	4,743	2.23%	6,186	2.04%
Money Market Accounts	12,906	3.35%	16,155	2.83%
TCD Less than $100,000	28,968	5.64%	22,317	4.72%
TCD $100,000 or More	11,322	5.65%	10,838	4.42%

Total Interest-Bearing Deposits	67,407	4.43%	64,010	3.24%
Non Interest-Bearing Demand Deposits	32,017		31,119

Total Deposits	$99,424	3.00%	$95,129	2.40%

The scheduled maturity distribution of our time deposits of $100,000 or greater, as of December 31, 2000, were as follows (dollar amounts in thousands):

Three Months or Less	$14,280
Over Three Months to One Year	7,051
Over One Year to Three Years	—
Over Three Years	—

Total	$21,331

34

Short-Term and Other Borrowings

The following table summarizes short-term borrowings and weighted average rates (dollar amounts in thousands):

	2000
	Ending Balance	Maximum Month-End Balance	Average Balance	Average Rate
Short-Term Borrowings	$10,000	$23,000	$18,304	6.41%
Long-Term Borrowings	848	935	913	11.00%
	1999
	Ending Balance	Maximum Month-End Balance	Average Balance	Average Rate
Short-Term Borrowings	$25,000	$26,850	$13,867	5.17%
Long-Term Borrowings	1,000	1,000	1,000	8.00%

For further information concerning our borrowings, see Notes F and G of the notes to our consolidated financial statements included in Item 8.

Effects of Inflation

The impact of inflation on a financial institution can differ significantly from that exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities, which may move in concert with inflation both as to interest rates and value. This is especially true for banks, such as us, with a high percentage of interest rate-sensitive assets and liabilities. A bank can reduce the impact of inflation if it can manage its interest rate sensitivity gap. We attempt to structure its mix of financial instruments and manage our interest rate sensitivity gap in order to minimize the potential adverse effects of inflation or other market forces on its net interest income and, therefore, our earnings and capital.

ITEM 8. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Shareholders

and Board of Directors of First Coastal Bancshares

We have audited the accompanying consolidated balance sheets of First Coastal Bancshares and Subsidiaries (the “Company”) as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Coastal Bancshares and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

VAVRINEK, TRINE, DAY & CO., LLP

Laguna Hills, California
January 21, 2001

FIRST COASTAL BANCSHARES AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2000 and 1999 (Dollar Amounts in Thousands)

	2000	1999
ASSETS
Cash and Due from Banks	$ 7,322	$ 5,394
Federal Funds Sold	—	1,800

CASH AND CASH EQUIVALENTS	7,322	7,194
Investment Securities Available for Sale	34,702	38,508
Federal Reserve and Federal Home Loan Bank Stock, at Cost	1,175	1,597
Loans:
Commercial	12,666	13,397
Real Estate - Construction	8,561	2,477
Real Estate - Residential, 1 to 4 Units	17,163	21,071
Real Estate - Other	44,010	33,736
Consumer	1,401	2,764

TOTAL LOANS	83,801	73,445
Net Deferred Loan Fees	(115)	(125)
Allowance for Loan Losses	(964)	(871)

NET LOANS	82,722	72,449
Premises and Equipment, Net	676	607
Other Real Estate Owned, Net	—	70
Goodwill, Net	5,048	5,453
Net Deferred Tax Assets	1,221	1,908
Accrued Interest and Other Assets	2,798	2,478

TOTAL ASSETS	$ 135,664	$ 130,264

The accompanying notes are an integral part of these consolidated financial statements. 37

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS December 31, 2000 and 1999 (Dollar Amounts in Thousands)

	2000	1999
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-Bearing Demand	$ 32,822	$ 29,900
Money Market and NOW	22,412	20,807
Savings	3,995	5,122
Time Deposits Under $100,000	29,601	20,547
Time Deposits $100,000 and Over	21,331	13,244

TOTAL DEPOSITS	110,161	89,620
Short-Term Borrowings	10,000	25,000
Long-Term Debt	848	935
Company Obligated Mandatorily Redeemable Preferred Securities
of Subsidiary Trust Holding Solely Junior Subordinated
Debentures	6,600	6,600
Accrued Interest and Other Liabilities	1,071	1,520

TOTAL LIABILITIES	128,680	123,675
Commitments and Contingencies - Notes D and J
Shareholders' Equity:
Preferred Stock - Series A, Authorized 5,000,000 Shares;
Issued and Outstanding 317,625 at December 31, 2000
and December 31, 1999,
Liquidation Value of $2,144 Plus Accumulated Dividends	1,993	1,993
Common Stock - Authorized 10,000,000 Shares;
Issued and Outstanding 1,241,413 at December 31, 2000 and
1,232,428 at December 31, 1999	6,551	6,527
Accumulated Deficit Since July 1, 1997	(1,112)	(721)
Accumulated Other Comprehensive Income - Net Unrealized
Loss on Investment Securities Available for Sale,
net of Taxes of $312 in 2000 and $842 in 1999	(448)	(1,210)

TOTAL SHAREHOLDERS' EQUITY	6,984	6,589

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 135,664	$ 130,264

The accompanying notes are an integral part of these consolidated financial statements. 38

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended December 31, 2000 and 1999 (Dollar Amounts in Thousands, Except for Per Share Data)

	2000	1999
INTEREST INCOME
Interest and Fees on Loans	$ 7,391	$ 6,106
Interest on Investment Securities	2,564	1,871
Other Interest Income	187	184

TOTAL INTEREST INCOME	10,142	8,161
INTEREST EXPENSE
Interest on Money Market and NOW	603	624
Interest on Savings	106	126
Interest on Time Deposits	2,274	1,532
Other Interest Expense	2,040	1,371

TOTAL INTEREST EXPENSE	5,023	3,653

NET INTEREST INCOME	5,119	4,508
PROVISION FOR LOAN LOSSES	235	147

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,884	4,361
NONINTEREST INCOME
Service Charges and Fees	608	863
Gain on Sale of Investment Securities Available for Sale	—	22
Other Income	316	7

	924	892
NONINTEREST EXPENSE
Salaries and Employee Benefits	2,571	2,381
Occupancy	575	512
Furniture and Equipment	324	255
Data Processing	404	447
Promotional	163	157
Legal and Accounting	223	261
Office	308	252
Other Real Estate Owned, Net	3	32
Goodwill Amortization	405	350
Other Expenses	850	996

	5,826	5,643

LOSS BEFORE INCOME TAXES	(18)	(390)
Income Taxes	159	1

NET LOSS	$ (177)	$ (391)

Per Share Data: Net Loss - Basic	$ (0.32)	$ (0.60)

The accompanying notes are an integral part of these consolidated financial statements. 39

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY Years Ended December 31, 2000 and 1999 (Dollar Amounts in Thousands)

		Common Stock			Accumulated Deficit	Accumulated Other
	Preferred Stock	Number of Shares	Amount	Comprehensive Income	Since July 1, 1997	Comprehensive Income
January 1, 1999	$ 2,658	714,551	$3,673		$ (40)	$ (31)
Redemption of Preferred Stock	(586)				(57)
Conversion of Preferred Stock	(79)	12,587	79
Exercise of Warrants		175,000	875
Sale of Treasury Shares		18,194	115
Net Proceeds from Stock Offering		330,000	1,901
Dividends - Preferred Stock					(233)
Common Stock Repurchased		(17,904)	(116)
Comprehensive Income
Net Loss				$ (391)	(391)
Change in Unrecognized Loss
of Securities Available for
Sale, net of Taxes of $812				(1,166)		(1,166)
Less Reclassification Adjustments
for Gains included in Net Income
net of Taxes of $9				(13)		(13)

Total Comprehensive Income				(1,570)

December 31, 1999	1,993	1,232,428	6,527		(721)	(1,210)
Sale of Treasury Shares		8,985	24
Dividends - Preferred Stock					(214)
Comprehensive Income
Net Loss				(177)	(177)
Change in Unrecognized Gain
of Securities Available for
Sale, net of Taxes of $530				762		762

Total Comprehensive Income				$ 585

December 31, 2000	$ 1,993	1,241,413	$6,551		$(1,112)	$ (448)

The accompanying notes are an integral part of these consolidated financial statements. 40

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2000 and 1999 (Dollar Amounts in Thousands)

	2000	1999
OPERATING ACTIVITIES
Net Loss	$ (177)	$ (391)
Adjustments to Reconcile Net Loss to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	651	572
Provision for Loan Losses	235	147
Discount and Premium on Investment Securities	(42)	49
Gain on Sale of Investment Securities	—	(22)
Net Loss on Sale and Write Down of Other Real Estate Owned	3	32
Deferred Income Taxes	157	(1)
Other Items - Net	(753)	(128)

NET CASH PROVIDED BY OPERATING ACTIVITIES	74	258
INVESTING ACTIVITIES
Net Change in FRB and FHLB Stock	422	(921)
Purchases of Available-for-Sale Securities	(3,944)	(30,346)
Proceeds from Sales of Available-for-Sale Securities	7,690	3,713
Proceeds from Maturities of Available-for-Sale Securities	1,389	3,398
Net Change in Loans	(10,508)	454
Proceeds from Sale of Other Real Estate Owned	67	150
Net Cash from Purchase of American Independent Bank	—	8,325
Purchases of Premises and Equipment	(326)	(78)

NET CASH USED BY INVESTING ACTIVITIES	(5,210)	(15,305)
FINANCING ACTIVITIES
Net Change in Deposits	20,541	(3,620)
Net Change in Other Borrowings	(15,087)	20,517
Dividends Paid	(214)	(233)
Repurchase of Preferred and Common Stock	—	(759)
Proceeds from Warrants and Sale of Treasury Shares	24	990
Proceeds from Stock Offering - Net	—	1,901

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,264	18,796

INCREASE IN CASH AND CASH EQUIVALENTS	128	3,749
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,194	3,445

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 7,322	$ 7,194

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for Interest	$ 4,967	$ 3,905
Cash Paid During the Year for Income Taxes	$ 2	$ 214

The accompanying notes are an integral part of these consolidated financial statements.

41

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of First Coastal Bancshares (the “Company”) and its wholly-owned Subsidiaries, First Coastal Bank, N.A. (the “Bank”) and First Coastal Capital Trust (the “Trust”).

Nature of Operations

The Bank has been organized as a single reporting segment and operates four branches in the West Los Angeles area of Southern California. The Bank’s primary source of revenue is providing loans to clients, who are predominately small and middle-market businesses and individuals.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2000.

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

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICES — Continued

Investment Securities Available for Sale —Continued

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

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

For impairment recognized in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for loan losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for loan losses that otherwise would be reported.

Allowance for Loan Losses

The allowance for possible loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Quarterly detailed reviews are performed to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense. Loans identified as less than “acceptable” are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Additionally, management considers the inherent risk present in the “acceptable” portion of the loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICES — Continued

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

Derivative Financial Instruments

Interest rate caps are used to manage the Company’s exposure to interest rate risk. These instruments are allocated to the assets or liabilities being managed and are recorded in the financial statements at cost. The costs of interest rate caps are amortized over the effective period of the contract. The Company currently holds interest rate caps with a notional amount of $40 million with various contract expiration dates through 2003.

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICES — Continued

Earnings Per Shares (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note K.

Disclosure About Fair Value of Financial Instruments

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Bank’s estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies.

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

Reclassifications

Certain reclassifications were made to prior year’s presentation to conform to the current year. These classifications are of a normal recurring nature.

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICES — Continued

Current Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended in 2000 by SFAS No. 138). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133”. This Statement establishes the effective date of SFAS No. 133 for 2001. The Company does not believe SFAS No. 133 will have a material impact on its operations in 2001.

NOTE B — INVESTMENT SECURITIES

Investment securities have been classified in the balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values at December 31 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:
December 31, 2000:
U.S. Treasury	$ 532	$ —	$ (37)	$ 495
U.S. Government Agencies	5,999	—	(76)	5,923
Trust Preferred Securities	1,905	1	(9)	1,897
Corporate Notes	3,936	3	(315)	3,624
Mortgage-Backed Securities	23,090	2	(329)	22,763

	$35,462	$ 6	$ (766)	$34,702

December 31, 1999:
U.S. Treasury	$ 1,972	$ —	$ (304)	$ 1,668
U.S. Government Agencies	6,997	—	(283)	6,714
Trust Preferred Securities	1,412	29	—	1,441
Corporate Notes	5,419	4	(118)	5,305
Mortgage-Backed Securities	24,760	—	(1,380)	23,380

	$40,560	$ 33	$(2,085)	$38,508

Investment securities carried at $23,009 and $28,428 on December 31, 2000 and 1999, respectively, were pledged to secure short-term borrowings. 46

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE B — INVESTMENT SECURITIES — Continued

The amortized cost and estimated fair value of all debt securities as of December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in One Year or Less	$ —	$ —
Due from One Year to Five Years	4,935	4,619
Over Five Years to Ten Years	4,000	3,930
After Ten Years	26,527	26,153

	$35,462	$34,702

NOTE C — LOANS

The Bank’s loan portfolio consists primarily of loans to borrowers within Los Angeles County. The Bank has also purchased loans outstanding of $11,491, at December 31, 2000, secured by residential properties in Arizona, Maine and Iowa.

Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market area and, as a result, the Bank’s loan and collateral portfolios are, to some degree, concentrated in those industries.

A summary of the changes in the allowance for loan losses as of December 31 follows:

	2000	1999
Balance at Beginning of Year	$ 871	$ 549
Additions to the Allowance Charged to Expense	235	147
Recoveries on Loans Charged Off	143	57
Allowance on Loans Purchased from American Independent Bank	—	402

	1,249	1,155
Less Loans Charged Off	(285)	(284)

	$ 964	$ 871

47

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE C — LOANS — Continued

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

	2000	1999
Recorded Investment in Impaired Loans	$ 318	$ 882

Related Allowance for Loan Losses	$ 18	$ 22

Average Recorded Investment in Impaired Loans	$ 582	$ 1,155

Interest Income Recognized for Cash Payments	None	$ 52

Loans having carrying values of $109 were transferred to other real estate owned in 1999.

In the ordinary course of business, the Bank has granted loans to certain executive officers, directors and employees with which they are associated. In the Bank’s opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons.

The following is a summary of the activity in these loans:

	2000	1999
Balance at Beginning of Year	$ —	$ 3
Advances	92	—
Principal Repayments	(13)	(3)

Balance at End of Year	$ 79	$ —

48

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE D — PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

	2000	1999
Leasehold Improvements	$ 974	$ 841
Furniture, Fixtures, and Equipment	1,810	1,668

	2,784	2,509
Less Accumulated Depreciation and Amortization	(2,108)	(1,902)

	$ 676	$ 607

The Bank leases its branch facilities under operating leases that expire at various dates through 2007.

At December 31, 2000, approximate future minimum annual rental payments under noncancellable operating lease agreements are as follows:

	El Segundo	Marina del Rey	Gardena	Burbank	Total
2001	$ 98	$ 89	$119	$ 110	$ 416
2002	98	—	119	110	327
2003	41	—	119	110	270
2004	—	—	—	110	110
2005	—	—	—	110	110
Thereafter	—	—	—	210	210

Total Minimum Payments Required	$237	$ 89	$357	$ 760	$1,443

Total rent expense included in the statements of operations is approximately $392 for 2000 and $347 for 1999. 49

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE E — DEPOSITS

At December 31, 1999, the scheduled maturities of time deposits are as follows:

Within One Year	$49,949
One to Three Years	876
Over Three Years	107

$50,932

NOTE F — SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2000 are comprised of the following advances from the Federal Home Loan Bank:

Maturity Date	Interest Rate	Amount
1/2/2001	6.52%	$ 6,000
1/2/2001	6.49%	4,000

		$ 10,000

These advances are secured by investment securities as discussed in Note B.

NOTE G — LONG-TERM DEBT

On June 25, 1998 the Company borrowed $1,000 from a correspondent bank, through the issuance of a promissory note that matures on July 15, 2005. This loan was refinanced in 1999 with another correspondent bank and requires monthly payments of interest between prime plus 1.25% and prime plus 2.0% , depending on the deposit balance maintained by the Bank at the correspondent bank, and principal payments of $109, $130 and $609 in 2001, 2002, and 2003, respectively. This loan is secured by the common stock of the Bank, which is wholly owned by the Company.

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE H — MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES

On March 3, 1999, the Trust issued $6,600 of 11.875% Cumulative Trust Preferred Securities. The Trust invested the gross proceeds from the offering in the junior subordinated debentures issued by the Company concurrently with the issuance of the Trust Preferred Securities. The Company will pay the interest on the junior subordinated debentures to the Trust, which represents the sole revenues and the sole source of dividend distributions by the Trust to the holders of the Trust Preferred Securities. The Company has guaranteed, on a subordinated basis, payment of the Trust’s obligations. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on December 31, 2028, but can be redeemed at premiums of 108%, 105% and 102% through December 31, 2002, 2003 and 2004, respectively. After December 31, 2004, the Trust Preferred Securities can be redeemed at par value.

In connection with the offering of the Trust Preferred Securities by the Trust and the subordinated debentures by the Company, the Company incurred underwriting fees, professional fees and other costs of $1,020. These cost are included in other assets and amortized over the contractual term of the Trust Preferred Securities, thirty years.

Distributions to holders of the Preferred Securities are recognized through the income statement as interest expense. Total distribution made was $784 and $651 for the years ended December 31, 2000 and 1999, respectively.

NOTE I — INCOME TAXES

The provisions for income taxes included in the consolidated statements of operations consist of the following:

	2000	1999
Current:
Federal	$ —	$ —
State	2	2

	2	2
Deferred	157	(1)

	$159	$ 1

51

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE I — INCOME TAXES — Continued

A comparison of the income tax provision using federal statutory income tax rates to the Company’s actual income tax provision follows:

	2000	1999
Federal Tax (Benefit) at Statutory Rate of 34%	$ (7)	$(133)
California Franchise Taxes,
Net of Federal Tax Benefit	29	1
Nondeductible Goodwill Amortization	138	119
Other Items - Net	(1)	14

Company’s Actual Income Tax Provision	$ 159	$ 1

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the potential deferred tax asset at December 31 relate to the following:

	2000	1999
Deferred Tax Assets:
Allowance for Loan Losses Due to Tax Limitations	$ 266	$ 210
Net Loss Carryforwards	426	568
Unrealized Loss on Investment Securities	312	842
Other Assets	268	316

	1,272	1,936
Deferred Tax Liabilities:
Premises and Equipment Due to Depreciation Difference	(24)	(28)
Other Liabilities	(27)	—

	(51)	(28)

Net Deferred Taxes	$ 1,221	$ 1,908

The Bank has net operating loss carryforwards of approximately $870 and $35 for federal income and state franchise tax purposes, respectively. Net operating loss carryforwards, to the extent not used, will expire in varying amounts through 2012. Due to ownership changes that have occurred at the Bank, the net loss carryforwards reported, and the related deferred tax assets, have been reduced to those allowable under Internal Revenue Code Section 382.

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE J — COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit. Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position.

The Bank’s exposure to credit loss in the event of nonperformance on commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

As of December 31, 2000, the Bank had commitments to extend credit of $13,820 whose contractual amount represents credit risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank is based on management’s credit evaluation of the customer.

The Bank is involved in various litigation, which has arisen in the ordinary course of its business. In the opinion of management, the disposition of such pending litigation will not have a material effect on the Bank’s financial statements.

NOTE K — STOCK OPTION PLAN

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk-free rates of 6.0% in 2000 and 5.0% in 1999, disregarding any volatility and expected lives of five years in each year. The weighted-average fair value of options granted during 2000 was $1.45 and $1.41 for 1999.

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Dollar Amounts in Thousands, Except Per Share Data)

NOTE K — STOCK OPTION PLAN — Continued

A summary of the status of the Bank’s fixed stock option plan, as of December 31, 2000 and 1999:

	2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at Beginning of Year	100,000	$ 6.38	60,000	$6.21
Granted	26,000	$ 5.75	68,000	$6.50
Exercised	—		—
Forfeited	—		(28,000)	$6.32

Outstanding at End of Year	126,000	$ 6.25	100,000	$6.38

The following table summarizes information about fixed options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$6.50	50,000	85 months	$6.50	40,000	$6.50
$6.25	50,000	97 months	$6.25	20,000	$6.25
$5.75	26,000	109 months	$5.75	5,200	$5.75

	126,000			65,200

Had the Bank determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Bank’s net income would have been reduced to the following pro forma amount:

	2000	1999
Net Loss:
As Reported	$ (177)	$ (391)
Pro Forma	$ (209)	$ (417)

Per Share Data:
Net Loss - Basic
As Reported	$ (0.32)	$ (0.60)
Pro Forma	$ (0.34)	$ (0.62)
54

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE L — EARNINGS PER SHARE

The following is a reconciliation of net loss and shares outstanding to the loss and the weighted-average number of shares used to compute EPS:

	2000		1999
	Income	Shares	Income	Shares
Net Loss as Reported	$(177)		$(391)
Shares Outstanding at Year End		1,241,413		1,232,428
Impact of Weighting Shares
Issued and/or Retired During the Year		(6,775)		(91,214)
Dividends and Redemption Premium
on Preferred Stock	(214)		(290)

Used in Basic EPS	$(391)	1,234,638	$(681)	1,141,214

The effect of outstanding options and conversion features of the preferred stock were not included, as their effect would be antidilutive due to the loss used for basic EPS.

NOTE M — QUASI-REORGANIZATION AND HOLDING COMPANY FORMATION

With the consent of the Office of the Comptroller of the Currency (the “OCC”) and the Company’s shareholders, the Company adjusted its capital accounts through a quasi-reorganization. As of July 1, 1997, the Company eliminated its accumulated deficit and unrecognized loss on available for sale securities through a reduction of its capital account by the same amount.

On June 24, 1997, the shareholders of First Coastal Bank, N.A. exchanged their outstanding common and preferred stock for preferred stock and common stock of First Coastal Bancshares, a newly formed bank holding company. There was no change in ownership and no cash involved in this transaction.

NOTE N — PREFERRED STOCK

During 1997, the Company issued 430,000 shares of Series A 10% Cumulative Convertible Preferred Stock. The Preferred Stock is perpetual in duration and is senior to the Common Stock with respect to dividends and upon liquidation, dissolution or winding-up. The liquidation preference is $6.75 per share, plus any dividends accrued and unpaid.

Holders of Preferred Stock have the right, at their option, to convert their shares of Preferred Stock into shares of Common Stock at an exchange ratio of one share of Common Stock per share of Preferred Stock. The Preferred Stock may be redeemed by the Company at a per share price of $6.82 until July 14, 2001 and $6.75 thereafter.

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE O — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

First Coastal Bancshares operates First Coastal Bank, N.A. and First Coastal Capital Trust. The earnings of the subsidiaries are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2000	1999
ASSETS:
Cash	$ 71	$ 714
Investment in Subsidiaries	12,655	11,481
Loans	975	1,125
Other Assets	1,006	1,048

TOTAL ASSETS	$14,707	$14,368

LIABILITIES:
Long-Term Debt	$ 848	$ 935
Subordinated Debt - Trust Preferred Securities	6,804	6,804
Other Liabilities	72	40

TOTAL LIABILITIES	7,724	7,779
SHAREHOLDERS’ EQUITY	6,983	6,589

	$14,707	$14,368

56

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE O — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY — Continued

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2000	1999
INCOME:
Dividends from Subsidiary	$ 24	$ 20
Other	97	25

TOTAL INCOME	121	45
EXPENSES:
Interest	879	671
Other	241	76

TOTAL EXPENSES	1,120	747

LOSS BEFORE INCOME TAX BENEFIT AND
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	(999)	(702)

INCOME TAX BENEFIT	409	288

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	413	23

NET LOSS	$ (177)	$(391)

57

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE O — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY — Continued

CONDENSED STATEMENTS OF CASH FLOWS

		Year Ended December 31,
		2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(177)	$ (391)
Noncash Items Included in Net Loss:
Equity in Income of Subsidiary		(413)	(43)
Change in Other Assets and Liabilities		74	(968)

NET CASH USED BY	;
OPERATING ACTIVITIES		(516)	(1,402)
CASH FLOWS FROM INVESTING ACTIVITY:
Net Change in Loans		150	(125)
Capital Infusion in Subsidiary Bank		—	(6,250)
Capital Infusion in Subsidiary Trust		—	(204)

NET CASH USED BY	;
INVESTING ACTIVITIES		150	(6,579)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Change in Long-Term Debt		(87)	6,739
Net Proceeds from Stock Offering		—	1,901
Exercise of Warrants and Options		24	990
Repurchase of Preferred and Common Stock		—	(759)
Dividends Paid		(214)	(233)

NET CASH (USED) PROVIDED
BY FINANCING ACTIVITIES		(277)	8,638

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS		(643)	657

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR		714	57

CASH AND CASH EQUIVALENTS
AT ENDING OF YEAR		$ 71	$ 714

58

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE P — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE P — FAIR VALUE OF FINANCIAL INSTRUMENTS — Continued

The estimated fair value of financial instruments at December 31 are summarized as follows:

	2000		1999
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Due From Banks	$ 7,322	$ 7,322	$ 5,394	$ 5,394
Federal Funds Sold	$ —	$ —	$ 1,800	$ 1,800
Investment Securities	$ 34,702	$ 34,702	$38,508	$38,508
FRB and FHLB Stock	$ 1,175	$ 1,175	$ 1,597	$ 1,597
Loans	$ 82,722	$ 81,465	$72,449	$70,929
Unamortized Premium on Derivatives	$ 195	$ 15	$ —	$ —
Financial Liabilities:
Deposits	$110,161	$103,854	$89,620	$89,614
Other Borrowings	$ 17,448	$ 17,448	$32,535	$32,535

NOTE Q — REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE Q — REGULATORY MATTERS — Continued

As of December 31, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank’s actual capital amounts and ratios:

			Amount of Capital Required
	Actual		To Be Adequately Capitalized		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2000:
Total Capital (to Risk-Weighted Assets)	$9,179	10.5%	$7,026	8.0%	$8,782	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$7,675	8.7%	$3,513	4.0%	$5,270	6.0%
Tier 1 Capital (to Average Assets)	$7,675	6.0%	$5,141	4.0%	$6,427	5.0%

As of December 31, 1999:
Total Capital (to Risk-Weighted Assets)	$8,661	10.6%	$6,522	8.0%	$8,153	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$6,990	8.6%	$3,261	4.0%	$4,892	6.0%
Tier 1 Capital (to Average Assets)	$6,990	5.8%	$4,819	4.0%	$6,023	5.0%

The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively. It’s total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 11.3% and 4.6%, respectively, at December 31, 2000 and 12.0% and 5.3%, respectively, at December 31, 1999.

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

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE R — RELATED PARTY TRANSACTIONS

The Company’s largest shareholder is California Community LLC that owns approximately 56% of the outstanding common stock at December 31, 2000. The President and Chief Executive Officer of the Company is also the Chief Executive Officer and Manager of California Community LLC. Several of the Company’s other Directors also have ownership interests in California Community LLC.

The Bank has engaged DataTech Management, Inc. to provide loan servicing. During 2000 and 1999, the Bank paid $134 and $214, respectively, for such services. As of December 31, 2000, the Company has advanced DataTech Management $275,000 under a promissory note that includes interest at the prime rate plus 1.25%, and was all due and payable on September 30, 2000. This advance is in the process of being renewed. Two of the Company’s executive officers and directors own DataTech Management, Inc.

One of the Company’s directors owns a 25% interest in the lessor of the headquarter and main branch of the Bank. Additionally, another director owns the building of the Gardena branch. See Note D for additional information on the commitments and payments due pursuant to these leases.

NOTE S — MERGER ACTIVITY

On June 26, 1997, the Company acquired 100% of the outstanding common stock of Marina Bank (MB) for approximately $4,126 in cash (including transaction costs). MB had total assets of approximately $20,864. The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, “Business Combinations”. Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date, which were not materially different from their book values. Goodwill arising from the transaction totaled approximately $2,083 and is being amortized over fifteen years on a straight-line basis.

On March 8, 1999, the Bank acquired 100% of the outstanding common stock of American Independent Bank, N.A. (AIB) for approximately $6,500 in cash. AIB had total assets of approximately $38,000. This acquisition was also accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, “Business Combinations”. The financial statements include the operations of AIB from the date of the acquisition. Goodwill arising from the transaction is approximately $3,997 and is being amortized over fifteen years on a straight-line basis.

FIRST COASTAL BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999
(Dollar Amounts in Thousands, Except Per Share Data)

NOTE S — MERGER ACTIVITY — Continued

The following table sets forth selected unaudited pro forma combined financial information of the Bank and AIB for the years ended December 31, 2000 and 1999. The pro forma operating data reflects the effect of the acquisition of AIB as if it was consummated at the beginning of each year presented. The pro forma results are not necessarily indicative of the results that would have occurred had the acquisition been in effect for the full years presented, nor are they necessarily indicative of the results of future operations.

	2000	1999
Interest and Noninterest Income:
The Company	$ 11,066	$ 9,042
AIB before the Merger	—	637

	$ 11,066	$ 9,679

Net Loss:
The Company	$ (177)	$ (349)
AIB before the Merger	—	(505)
Interest Costs - Pro Forma, net of Tax	—	(77)
Goodwill Amortization - Pro Forma	—	(42)

	$ (177)	$ (973)

Net Loss per Share — Basic	$ (0.32)	$(1.11)

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

NOTE T — WARRANTS

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
       AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following is a list of the directors of First Coastal Bancshares and the executive officers and significant employees of First Coastal Bancshares and the Bank. The year first elected or appointed indicated the year such person was elected or appointed as director of First Coastal Bancshares or, if earlier, the Bank.

Name	Age	Title	Year First Elected or Appointed
Don M. Griffith	57	Chairman, President and Chief Executive Officer of First Coastal Bancshares and the Bank	1996

Deborah A. Marsten	47	Vice-Chair, Secretary and Chief Financial Officer of First Coastal Bancshares; Vice-Chair and Chief Operating Officer of the Bank	1996

Paul M. Deters	60	Director of First Coastal Bancshares and the Bank	1983

Clifford J. Einstein	61	Director of First Coastal Bancshares	1983/1992

Charles R. Fullerton	58	Director of First Coastal Bancshares and the Bank	1996

Carole J. LaCaze	57	Director of First Coastal Bancshares and the Bank	1996

Thomas D. Spears	66	Director of First Coastal Bancshares and the Bank	1983

Joseph H. Wender	56	Director of Fist Coastal Bancshares	1997

Gordon Fong	33	Senior Vice President and Chief Financial Officer of the Bank	N/A

Edward Myska	55	Senior Vice President of the Bank	N/A

Don M. Griffith is Chairman, President and Chief Executive Officer of First Coastal Bancshares and the Bank. Mr. Griffith is also Chief Executive Officer and Manager of California Community LLC, which bought a majority interest in the Bank in August, 1996. Mr. Griffith is also the Chairman of DataTech Management, Inc. and the founder of D.M. Griffith & Co., Inc., an investment firm started with the financial backing of Kohlberg, Krevis, Roberts & Co. in 1989 to invest in banks and thrifts. Mr. Griffith was Chairman and Founder of Peninsula National Bank from 1993 until the sale of his interest in Peninsula in 1995. Mr. Griffith was previously a director of Palos Verdes National Bank, the predecessor to Peninsula, which failed in 1993. Mr. Griffith’s previous banking experience also includes work at First Interstate Bancorp from 1979 to 1989, where he was Executive Vice President and Chief Financial Officer, and Bank of America from 1974 to 1979, where he was in charge of the energy lending unit in Los Angeles. A Los Angeles native, Mr. Griffith earned an MBA from the Harvard Graduate School of Business Administration, a MA in political Science from the University of California, Berkeley and a BA in Political Science from Stanford.

Deborah A. Marsten is Vice-Chair, Secretary and Chief Financial Officer of First Coastal Bancshares and Vice-Chair and Chief Operating Officer of the Bank. Ms. Marsten has over 29 years of experience in banking and related businesses. Ms. Marsten is also a Manager of California Community LLC and the President and Chief Executive Officer of DataTech Management, Inc. From 1993 to 1996, Ms. Marsten was a consultant specializing in bank operations. She was formerly both the Senior Vice President and Chief Financial Officer of Western United National Bank from 1988 to 1993 and Brentwood Square Savings and Loan Association from 1985 to 1988, and Vice President and Cashier of both Mercantile National Bank and First Beverly Bank.

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

Clifford J. Einstein, Director of First Coastal Bancshares, is the Chairman, CEO, Managing Partner, and Creative Director of Dailey & Associates, a division of Interpublic Group of Companies, one of the world’s largest advertising companies. He has held these positions since 1994. Mr. Einstein is on the Advisory Board of the Rape Treatment Center of Santa Monica. He is a member of the Screen Actors Guild, the Directors Guild of America and of ASCAP, and is a trustee of the museum of Contemporary Art.

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

Carole J. LaCaze, Director of First Coastal Bancshares and the Bank, is a Partner of LaCaze Development Company, where she and her husband develop, hold and manage over two million square feet of retail space in California and Nevada. Mrs. LaCaze graduated with a MA from UCLA and completed graduate studies in education at USC. She also serves on the boards of the Little Company of Mary Hospital Foundation and the Hospice Foundation.

Thomas D. Spears, Director of First Coastal Bancshares and the Bank, is the President of Spears TV and Appliance, Inc. located in Gardena, California. Mr. Spears was an original director of American Independent Bank.

Joseph H. Wender, Direct of First Coastal, is a Limited Partner of Goldman, Sachs & Co., a full-service investment banking and financial services firm, and works in its Financial Institutions Group. Mr. Wender joined Goldman, Sachs & Co. in 1971 and rose to the position of Vice-President of the Investment Banking Division in 1975 and Partner in 1982. Mr. Wender is also a director of ISIS Pharmaceuticals Inc. Mr. Wender is a graduate of Yale Law School and the Harvard Graduate School of Business.

Gordon Fong is Senior Vice President and Chief Financial Officer of the Bank. Prior to joining the Bank in September 1997, Mr. Fong was a Manager at Deloitte and Touche, LLP where he specialized in the audits of community banks in the Southern California area. Mr. Fong is a certified Public Accountant and received his BA fro UCLA in Economics/Business.

C. Edward Myska is Senior Vice President of Business Development/Marketing of the Bank. Mr. Myska has over 25 years of experience in the banking industry. From 1987 to 1997, Mr. Myska was employed by Marathon National Bank as Senior Vice President of Business Development. From 1979 to 1987, Mr. Myska was Vice President of Banking Operations with the First Federal Bank. Mr. Myska is a graduate of California State University, Northridge where he received a BA degree in Business Management and Sociology.

Administration of the Trust

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

Employment Agreement

We have extended a three-year employment agreement with Mr. Myska commencing on August 1, 2000. The agreement entitles Mr. Myska to annual compensation of $85,000 and quarterly commissions based on a percentage of new deposits Mr. Myska generates for us.

ITEM 11. EXECUTIVE COMPENSATION

Our directors and officers receive no additional compensation for serving as directors and officers of First Coastal Bancshares. The Bank pays all salary and compensation. The following table sets forth the aggregate annual remuneration of our three highest paid officers for the 2000 fiscal year, and for fiscal years 1999 and 1998. No other officer had annual salary and bonuses totaling more than $100,000.

Name and Principal Position	Fiscal Year	Annual Salary	Commission
Don M. Griffith, Chairman and Chief	2000	$150,000	—
Executive Officer of the Bank	1999	$150,000	—
	1998	$112,920	—

Deborah M. Marsten, Vice Chair and	2000	$150,000	—
Chief Operating Officer of the Bank	1999	$150,000	—
	1998	$ 50,000	—

C. Edward Myska, Senior Vice President	2000	$ 85,000	$85,185
and Business Development Officer of the Bank	1999	$ 80,000	$75,882
	1998	$ 80,000	$72,732

(1)	Ms. Marsten became the Chief Operating Officer of the Bank in 1999. Prior to 1999, Ms. Marsten was compensated by the Bank for her services rendered to the Bank as a director.

66

Director Compensation

The members of our board of directors do not receive any fees for being a director or attending meetings.

Stock Option Plan

Our shareholders approved an employee stock option plan in 1996, which provides for the issuance of up to 185,000 options to directors, officers and key employees. The exercise price of options issued under our stock option plan must be at least 100% of the fair market value of the common stock on the date the options are granted. As of December 31, 2000, the options to purchase 126,000 shares of common stock were outstanding, of which 65,200 are currently exercisable.

Except for our employee stock option plan, we do not have any other long-term incentive plan.

Name of Holder	Options Outstanding at December 31, 2000	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Don M. Griffith	50,000	6.38	7.6 Years
Deborah A. Marsten	50,000	6.38	7.6 Years
C. Edward Myska	0	N/A	N/A

See Note K to the consolidated financial statements, included in Item 8, for additional information on stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the shares of series A preferred stock and common stock beneficially owned as of December 31, 2000 by each of our executive officers, each of our directors, each person known to us to be the beneficial owner of more than 5% of the outstanding series A preferred stock or common stock, and all of our directors and executive officers as a group. Percentage amounts for the common stock assume the exercise of all stock options and warrants exercisable by such person within 60 days, the conversion of all shares of series A preferred stock held by said person, the distribution by California Community LLC of its shares of our common stock to its members and no exercise of options or warrants, and no conversion of series A preferred stock, by any other person.

	Series A Preferred Stock			Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Don M. Griffith(1)	3,940	(2)	*%	707,640	(2)	56.5%
Paul M. Deters(1)	0		0	5,317		*
Clifford J. Einstein(1)	0		0	5,560		*
Charles R. Fullerton(1)	0		0	13,499	(3)	1.1
Thomas D. Spears(1)	0		0	350	(4)	*
Carole J. LaCaze(1)	0		0	13,499	(3)	1.1
Deborah A. Marsten(1)	0		0	28,699	(5)	1.5
Joseph H. Wender(1)	4,741		1.1	79,935	(6)	6.5
California Community LLC(7)	0		0	688,700		55.9
355 South Grand Avenue
Suite 4295
Los Angeles, CA 90071
Charles A. Davis(8)	13,333		3.1	75,029	(9)	6.1
Stephen Friedman(8)	13,333		3.1	75,029	(9)	6.1
John Markham Green(8)	13,333		3.1	75,029	(9)	6.1
All directors and executive
Officers as a group	8,681		2.1	730,981	(10)	59.1

* Less than 1%.

—————
(1)	The address for each person is c/o First Coastal Bancshares, 275 Main Street, El Segundo, California 90245.

(2)	Mr. Griffith is the Chief Executive Officer of California Community LLC, which holds 688,700 shares of common stock. Mr. Griffith beneficially owns 12.98% of California Community LLC’s capital units. As the CEO of California Community LLC. Mr. Griffith has the power to vote all of the common stock held by California Community LLC and is therefore deemed to be a beneficial owner of all such shares. Mr. Griffith also beneficially owns 15,000 shares of common stock pursuant to stock options exercisable within 60 days and 3,940 shares of series A preferred stock held by his wife. Mr. Griffith does not directly hold any shares of common stock. Mr. Griffith disclaims ownership of all but 104,393 shares.

(3)	These individuals do not directly hold any shares of common stock, but instead each beneficially own 1.96% of the capital units of California Community LLC, which represents approximately 13,499 shares of common stock.

(4)	Represents 350 units consisting of 350 shares of common stock and 350 shares of 11 7/8% cumulative preferred stock.

(5)	Ms. Marsten beneficially owns 1.96% of the capital units of California Community LLC, which represents approximately 13,499 shares of common stock, and 200 shares of common stock directly. Ms. Marsten also beneficially owns 15,000 shares of common stock pursuant to stock options exercisable within 60 days.

(6)	Mr. Wender beneficially owns 7.84% of the capital units of California Community LLC, which represents approximately 53,994 shares of common stock, 21,200 shares of common stock held directly and 4,741 shares of series A preferred stock, which are convertible into 4,741 shares of common stock.

(7)	Controlled by Mr. Griffith and Ms. Marsten.

(8)	The address for each is c/o California Community LLC, 355 South Grand Ave., Suite 4295, Los Angeles, CA 90071.

(9)	Each of these individuals beneficially owns 5.88% of the capital units of California Community LLC, which represents approximately 40,496 shares of common stock, 21,200 shares of common stock held directly and 13,333 shares of series A preferred stock, which are convertible into 13,333 shares of common stock.

(10)	Includes all shares beneficially owned by California Community LLC, all shares directly owned, all shares obtainable upon conversion of shares of series A preferred stock and all shares which may be purchased upon exercise of stock options.

68

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

California Community LLC

California Community LLC is a California limited liability company controlled by Don M. Griffith and Deborah A. Marsten, who are directors and executive officers of First Coastal Bancshares. No other investor in California Community LLC is permitted to own more than 9.9% of the membership units of California Community LLC. In August 1996, California Community LLC was approved by the Federal Reserve to become a bank holding company and acquired a majority interest in the Bank. At December 31, 2000, California Community LLC owns 688,700 shares of First Coastal Bancshares common stock representing a majority ownership of 55%.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

3.1	Articles of Incorporation of First Coastal Bancshares (A)

3.2	Bylaws of First Coastal Bancshares (A)

3.3	Form of Trust Agreement of First Coastal Capital Trust (A)

4.1	Form of Indenture relating to the Junior Subordinated Debentures (A)

4.2	Form of Specimen of Junior Subordinated Debenture (A)

10.1	Form of Agreement as to Expenses and Liabilities (A)

10.2	Form of Guarantee Agreement (A)

10.3	Stock Option Plan (A)

10.4	Employment Agreement of C. Edward Myska (A)

10.5	Credit Analysis Agreement with DataTech Management, Inc. (A)

10.6	Loan Documentation Agreement with DataTech Management, Inc. (A)

10.7	Loan Servicing Agreement with DataTech Management, Inc. (A)

10.8	Form of Conversion Agreement relating to conversion of Series A Preferred Stock (A)

10.9	Subscription Agreement relating to California Community LLC’s exercise of its warrants (A)

10.11	Form of Underwriters’ Warrant

23.1	Consent of Vavrinek, Trine, Day & Co., LLP - see opinion in Item 8.

27	Financial Data Schedule

(A)	Included on SB-2 filed on December 1, 1998 and amended on February 3, 1999 and February 12, 1999.

b)	Reports on Form 8-K

None

70

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Coastal Bancshares

Date: March 30, 2001	/s/ Don M. Grifith
Don M. Griffith Chief Executive Officer, Chairman and Director

Date: March 30, 2001	/s/ Deborah A. Marsten
Deborah A. Marsten Chief Financial Officer, Secretary and Director

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Title	Date

/s/ Paul S Deters	Director	March 30, 2001
Paul S Deters

/s/ Clifford J. Einstein	Director	March 30, 2001
Clifford J. Einstein

/s/ Charles R. Fullerton	Director	March 30, 2001
Charles R. Fullerton

/s/ Carole J. LaCaze	Director	March 30, 2001
Carole J. LaCaze

/s/ Joseph H. Wender	Director	March 30, 2001
Joseph H. Wender

/s/ Thomas D. Spears	Director	March 30, 2001
Thomas D. Spears

71