Form 10QSB
period 2001-03-31
FIRST COASTAL BANCSHARES
filed 2001-05-10
CIK 1073932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ Commission file number: 333-68207

FIRST COASTAL BANCSHARES

CALIFORNIA	NO. 95-4693574
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

275 Main Street, El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)

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
Yes [X]   No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 5, 2001, there were 1,241,413 shares of First Coastal Bancshares Common Stock outstanding.

First Coastal Bancshares March 31, 2001

INDEX

PART I — FINANCIAL INFORMATION

Item 1 – Financial Statements

First Coastal Bancshares and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited — Dollar Amounts in Thousands)

	March 31, 2001	December 31, 2000
Cash and Due From Bank	$ 5,926	$ 7,322
Investment Securities, net	28,740	34,702
Federal Reserve and Federal Home Loan Bank Stock, at Cost	1,034	1,175
Loans	83,934	83,686
Allowance for Loan Losses	(1,048)	(964)

NET LOANS	82,886	82,722

Premises and Equipment, net	656	676
Goodwill, net	4,947	5,048
Accrued Interest and Other Assets	3,638	4,019

	$ 127,827	$ 135,664

Noninterest-Bearing Deposits	$ 31,669	$ 32,822
Interest-Bearing Deposits	80,352	77,339

TOTAL DEPOSITS	112,021	110,161

Other Borrowings	848	10,848
Company Obligated Mandatorily Redeemable Preferred
Securities of Subsidiary Trust Holding Solely Junior
Subordinated Debentures	6,600	6,600
Accrued Interest and Other Liabilities	1,168	1,071

TOTAL LIABILITIES	120,637	128,680

Preferred Stock	1,993	1,993
Common Stock	6,558	6,551
Accumulated Deficit	(1,222)	(1,112)
Accumulated Other Comprehensive Income	(139)	(448)

TOTAL SHAREHOLDERS’ EQUITY	7,190	6,984

	$ 127,827	$ 135,664

Item 1 — Financial Statements – Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Condition (Unaudited — Dollar Amounts in Thousands, Except EPS)

	For the Three Months Ended March 31,
	2001	2000
Interest Income	$ 2,541	$ 2,469
Interest Expense	1,222	1,184

NET INTEREST INCOME	1,319	1,285

Provision for Loan Losses	—	45

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,319	1,240

Noninterest Income	177	255
Noninterest Expense	1,539	1,508

LOSS BEFORE TAXES	(43)	(13)

Income Tax	13	36

NET LOSS	$ (56)	$ (49)

Per Share Data:
Net Loss - Basic	$ (.09)	$ (.08)
Net Loss - Diluted	$ (.09)	$ (.08)

Item 1 – Financial Statements — Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited – Dollar Amounts in Thousands)

	Preferred Stock	Amount	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
January 1, 2000	$1,993	$6,527		$ (721)	$(1,210)	$ 6,589

Sale of Treasury Shares		24				24
Dividends - Preferred Stock				(214)		(214)
Comprehensive Income
Net Loss			$(177)	(177)		(177)
Change in Unrecognized Gains
of Securities Available for
Sale, net of taxes of $530			762		762	762

Comprehensive Income			$585

December 31, 2000	1,993	6,551		(1,112)	(448)	6,984

Dividends — Preferred Stock
Sale of Treasury Shares		7				7
Dividends - Preferred Stock				(54)		(54)
Comprehensive Income
Net Loss			$(56)	(56)		(56)
Change in Unrecognized Loss
of Securities Available for
Sale, net of Taxes of $215			309		309	309

Comprehensive Income			$253

March 31, 2001	$1,993	$6,558		$(1,222)	$(139)	$ 7,190

Item 1 – Financial Statements — Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited – Dollar Amounts in Thousands)

	For the Three Months Ended March 31,
	2001	2000
OPERATING ACTIVITIES
Net Loss	$ (56)	$ (49)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Depreciation and Amortization	169	159
Provision for Loan Losses	—	45
Other Items - Net	157	(835)

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	270	(680)
INVESTING ACTIVITIES
Purchases of Investment Securities	(4,055)	—
Sale and Maturities of Investment Securities	10,654	256
Net Change in Federal Reserve and Home Loan Bank Stock	141	(7)
Net Change in Loans	(164)	1,849
Proceeds from the Sale of Other Real Estate Owned	—	67
Purchase of Premises and Equipment	(48)	(73)

NET CASH PROVIDED
BY INVESTING ACTIVITIES	6,528	2,092
FINANCING ACTIVITIES
Net Change in Deposits	1,860	9,122
Net Change in Other Borrowings	(10,000)	(4,000)
Dividends	(54)	(54)

NET CASH (USED) PROVIDED
BY FINANCING ACTIVITIES	(8,194)	5,068

(DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	(1,396)	6,480

Cash and Cash Equivalents at Beginning of Period	7,322	7,194

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 5,926	$ 13,674

Item 1 — Financial Statements – Continued

First Coastal Bancshares and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation and Management Representation

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company’s Form 10-KSB filed on March 30, 2001 and Form SB-2 filed on February 12, 1999.

The consolidated financial statements include First Coastal Bancshares and its wholly owned subsidiaries, First Coastal Bank, N.A. (the “Bank”) and First Coastal Capital Trust.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three-month period ended March 31, 2001 and 2000, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Note 2 – Acquisition of American Independent Bank, N.A.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Summary

For the three months ended March 31, 2001, the Company reported a net loss of $56,000, or $0.09 basic loss per share compared to a net loss of $49,000, or $0.08 basic loss per share for the same three-month period in 2000. The annualized return on average assets was (0.17)% for 2001 compared to (0.15)% for 2000. Annualized return on average shareholders’ equity for 2001 and 2000 was (3.16)% and (3.02)%, respectively.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the “interest rate spread”) between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $1,319,000 for the quarter ended March 31, 2001, compared to $1,285,000 for the quarter ended March 31, 2000.

The total amount of net interest income increased for the quarter ended March 31, 2001 compared to the same period in 2000. This increase was primarily due to the repositioning of the balance sheet in 2001 coupled with modest growth in interest-earning assets.

The following table sets forth the components of net interest income, average earning assets and net interest margin:

	Three Months Ended March 31,		Year Ended December 31,
	2001	2000	2000
Interest Income	$ 2,541	$ 2,469	$ 10,142
Interest Expense	1,222	1,184	5,023

Net Interest Income	$ 1,319	$ 1,285	$ 5,119

Average Earning Assets	$115,266	$117,068	$116,218
Net Interest Margin	4.58%	4.39%	4.40%

Provision for Loan Losses

The Company made no contribution to the allowance for loan losses in the first quarter of 2001. The Company contributed $45,000 to the allowance for loan losses in the first quarter of 2000. Management believes that the allowance, which stands at 1.3% of total loans at March 31, 2001, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter ended March 31, 2001 and 2000 are as follows (dollar amounts in thousands):

	Quarter Ended March 31,
	2001	2000
Allowance, Beginning of Quarter	$ 964	$ 871
Provision for Loan Losses	—	45
Recoveries on Loans Charged Off	94	83

	1,058	999
Less: Loans Charged Off	(10)	(5)

Allowance, End of Quarter	$ 1,048	$ 994

Non-Interest Income

Non-Interest Income represents deposit account service charges and other types of non-loan related fee income. Non-interest income for the quarter ended March 31, 2001 totaled $177,000 compared to $255,000 for the same period ended 2000. This represents a decrease of $78,000. The decrease is primarily the result of a non-recurring recovery of operational accruals realized in the first quarter of 2000.

Non-Interest Expense

Non-Interest Expenses represent salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Non-interest expense for the quarter ended March 31, 2001 totaled $1,539,000 compared to $1,508,000 for the same period during 2000.

Income Taxes

The Company’s income tax provision for the first quarter of 2001 and 2000 was $13,000 and $36,000, respectively, resulting in an effective rate of 41.0% on income before taxes and goodwill amortization.

Balance Sheet Analysis

Total assets at March 31, 2001 were $127.8 million, down 6.1% from the $135.7 million reported at December 31, 2000. This decrease was primarily due to the sale of approximately $10.0 million of investment securities coupled with a $10 million reduction in other borrowings as a result of management’s decision to strategically reposition the balance sheet.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

	March 31,		December 31,
	2001	2000	2000
Restructured Loans	$ —	$ 378	$ —
Loans 90 day past due and still accruing	7	61	—
Loans on nonaccrual	383	636	318

Nonperforming Loans	390	1,075	318
Other real estate owned	—	—	—

Nonperforming Assets	$ 390	$1,075	$ 318

Nonperforming loans as a percent of total loans	0.46%	1.50%	0.38%
Allowance for loan losses as a percent
of nonperforming loans	268.72%	92.47%	303.14%
Nonperforming assets as a percent of total assets	0.31%	0.80%	0.28%

The primary ratios of loan quality have not changed significantly in the first quarter of 2001. Non-performing loans as a percent of total loans increased slightly to .46% at March 31, 2001, compared to .38% at December 31, 2000. The allowance for loan losses as a percent of nonperforming loans decreased to 268.72% at March 31, 2001, down from 303.14% at December 31, 2000.

Other Borrowings

Other borrowings at March 31, 2001 consist of $848,000 in long-term borrowings from a correspondent bank.

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

Capital

Total shareholders’ equity at March 31, 2001 totaled $7.2 million, compared to $6.9 million at December 31, 2000. This increase was primarily attributable to the decrease in net unrealized loss on available-for-sale investments of $309,000.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank. The ratios are as follows:

	Ratio	March 31, 2001	December 31, 2000
Tier 1 Capital (to Average Assets)	5.00%	6.12%	5.97%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	8.59%	8.70%
Total Captial (to Risk Weighted Assets)	10.00%	10.37%	10.41%

The Company’s ratios at March 31, 2001 were 4.41% for Tier 1 capital to risk-weighted assets and 11.20% for Total capital to risk-weighted assets.

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

   Item 2 — Changes in Securities

             None

   Item 3 — Defaults upon Senior Securities

             None

   Item 4 — Submission of Matters to a Vote of Security Holders

             None

   Item 5 — Other Items

             None

   Item 6 — Exhibits and Reports on Form 8-K

A)	Exhibits

None

B)	Reports on Form 8-K

None

12

Signatures

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Coastal Bancshares

Date: May 11, 2001	/s/ Don M. Griffith —————————————— Don M. Griffith Chief Executive Officer, Chairman and Director

Date: May 11, 2001	/s/ Deborah A. Marsten —————————————— Deborah A. Marsten Chief Financial Officer, Secretary and Director

13