Form 10QSB
period 2001-06-30
FIRST COASTAL BANCSHARES
filed 2001-08-10
CIK 1073932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from Commission file number: 333-68207 FIRST COASTAL BANCSHARES

CALIFORNIA (State of other jurisdiction of incorporation)	NO. 95-4693574 (IRS Employer Identification No.)

275 Main Street, El Segundo, California (Address of principal executive offices)	90245 (Zip Code)

Registrant’s telephone number, including area code: (888) 296-2250

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

On June 30, 2001 there were 1,247,711 shares of First Coastal Bancshares Common Stock outstanding.

First Coastal Bancshares June 30, 2000

INDEX

PART I — FINANCIAL INFORMATION

PAGE
Item 1 — Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2001 and
December 31, 2000	3
Condensed Consolidated Statements of Income for the Three
Months and Six Months Ended June 30, 2001 and 2000	4
Condensed Consolidated Statements of Changes in Shareholders’ Equity from
January 1, 2000 through June 30, 2001	5
Condensed Consolidated Statements of Cash Flows for the Six
Months Ended June 30, 2001 and 2000	6
Notes to Consolidated Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and
Results of Operations	8–11

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings	12
Item 2 — Changes in Securities	12
Item 3 — Defaults upon Senior Securities	12
Item 4 — Submission of Matters to a Vote of Security Holders	12
Item 5 — Other Information	12
Item 6 — Exhibits and Reports on Form 8-K	12

2

Item 1. Financial Statements

First Coastal Bancshares and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited — Dollar Amounts in Thousands)

	June 30, 2001	December 31, 2000
Cash and Due From Bank	$ 7,634	$ 7,322
Investment Securities, net	24,239	34,702
Federal Reserve and Federal Home Loan Bank Stock, at Cost	974	1,175
Loans	93,745	83,686
Allowance for Loan Losses	(1,045)	(964)

NET LOANS	92,700	82,722

Premises and Equipment, net	655	676
Goodwill, net	4,846	5,048
Accrued Interest and Other Assets	3,865	4,019

	$ 134,913	$ 135,664

Noninterest-Bearing Deposits	$ 32,155	$ 32,822
Interest-Bearing Deposits	77,253	77,339

TOTAL DEPOSITS	109,408	110,161

Other Borrowings	10,748	10,848
Company Obligated Mandatorily Redeemable
Preferred Securities of Subsidiary Trust Holding
Solely Junior Subordinated Debentures	6,600	6,600
Accrued Interest and Other Liabilities	1,053	1,071

TOTAL LIABILITIES	127,809	128,680

Preferred Stock	1,993	1,993
Common Shares	6,566	6,551
Accumulated Deficit	(1,289)	(1,112)
Accumulated Other Comprehensive Income	(166)	(448)

TOTAL SHAREHOLDERS’ EQUITY	7,104	6,984

	$ 134,913	$ 135,664

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Income (Unaudited — Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
Interest Income	$ 2,372	$ 2,539	$ 4,913	$ 5,008
Interest Expense	1,098	1,221	2,320	2,405

Net Interest Income	1,274	1,318	2,593	2,603

Provision for Loan Losses	—	45	—	90

Net Interest Income after
Provision for Loan Losses	1,274	1,273	2,593	2,513

Noninterest Income	177	176	353	386
Noninterest Expense	1,434	1,426	2,971	2,889

Income (Loss) before Taxes	17	23	(25)	10

Income Taxes	30	51	44	87

Net Loss	$ (13)	$ (28)	$ (69)	$ (77)

Per Share Data:
Net Loss – Basic	$(0.05)	$(0.07)	$(0.15)	$(0.15)
Net Loss – Diluted	$(0.05)	$(0.07)	$(0.15)	$(0.15)

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited — Dollar Amounts in Thousands)

	Preferred Stock	Common Stock	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
January 1, 2000	$1,993	$6,527		$ (721)	$(1,210)	$ 6,589
Sale of Treasury Shares		24				24
Dividends - Preferred Stock				(214)		(214)
Comprehensive Income
Net Loss			$ (177)	(177)		(177)
Change in Unrecognized Loss
of Securities Available for
Sale, net of Taxes of $530			762		762	762

Comprehensive Income			$ 585

December 31, 2000	1,993	6,551		(1,112)	(448)	6,984
Dividends – Preferred Stock				(108)		(108)
Sale of Treasury Shares		15				15
Comprehensive Income
Net Loss			$ (69)	(69)		(69)
Change in Unrecognized Loss
of Securities Available for
Sale, net of Taxes of $196			282		282	282

Comprehensive Income			$ 213

June 30, 2001	$1,993	$6,566		$(1,289)	$ (166)	$ 7,104

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited — Dollar Amounts in Thousands)

	For the Six Months Ended June 30,
	2001	2000
OPERATING ACTIVITIES
Net Loss	$ (69)	$ (77)
Adjustments to Reconcile Net Loss to
Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	344	318
Provision for Loan Losses	—	90
Other Items - Net	(150)	(884)

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	125	(553)

INVESTING ACTIVITIES
Purchases of Investment Securities	(4,055)	—
Sale and Maturities of Investment Securities	15,101	628
Net Decrease (Increase) in Federal Reserve and Home Loan Bank Stock	201	(33)
Net Change in Loans	(9,978)	(1,619)
Proceeds from the Sale of Other Real Estate Owned	—	67
Purchase of Premises and Equipment	(121)	(144)

NET CASH PROVIDED (USED) BY
INVESTING ACTIVITIES	1,148	(1,101)

FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(753)	7,937
Net Change in Other Borrowings	(100)	(2,000)
Proceeds from Issuance of Common Stock	—	11
Redemption of Preferred and Common Stock	—	(1)
Dividends	(108)	(108)

NET CASH (USED) PROVIDED BY
FINANCING ACTIVITIES	(961)	5,839

INCREASE IN CASH
AND CASH EQUIVALENTS	312	4,185
Cash and Cash Equivalents at Beginning of Period	7,322	7,194

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 7,634	$ 11,379

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the six-month period ended June 30, 2001 and 2000, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Note 2 — Proposed Sale of Branch

The Bank has entered into an agreement to sell its Burbank branch location to Bank of Granada Hills. The purchase price for the branch, which has approximately $18.5 million in deposits, is expected to be approximately $1.2 million. Completion of the transaction is anticipated by year-end 2001, and is subject to approval of the California Department of Financial Institutions, FDIC and Bank of Granada Hills’ shareholders.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Summary

For the three months ended June 30, 2001, the Company reported a net loss of $13,000, or $0.05 basic loss per share compared to a net loss of $28,000, or $0.07 basic loss per share for the same three-month period in 2000. For the six months ended June 30, 2001, the Company reported a net loss of $69,000, or $0.15 basic loss per share compared to a net loss of $77,000, or $0.15 basic loss per share for the same six-month period in 2000.

The annualized return on average assets was (0.11)% for the first half of 2001 compared to (0.12)% for 2000. Annualized return on average shareholders’ equity for the first half of 2001 and 2000 was (1.96)% and (2.37)%, respectively.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the “interest rate spread”) between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $1,274,000 for the quarter ended June 30, 2001, compared to $1,318,000 for the quarter ended June 30, 2000. Net interest income was $2,593,000 for the six months ended June 30, 2001, compared to $2,603,000 for the six months ended June 30, 2000.

The total amount of net interest income decreased for the quarter and six months ended June 30, 2001 compared to the same periods in 2000. This decrease was primarily due to the 275 basis points decrease in the prime rate during the first half of 2001.

The following table sets forth the components of net interest income, average earning assets and net interest margin (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2001	2000	2001	2000	2000
Interest Income	$ 2,372	$ 2,539	$ 4,913	$ 5,008	$ 10,142
Interest Expense	1,098	1,221	2,320	2,405	5,023

Net Interest Income	$ 1,274	$ 1,318	$ 2,593	$ 2,603	$ 5,119

Average Earning Assets	$116,645	$116,880	$115,266	$116,974	$116,218
Net Interest Margin (1)	4.37%	4.51%	4.50%	4.45%	4.40%

(1)	Interim periods are presented on an annualized basis.

8

Provision for Loan Losses

During the first and second quarter of 2001, the Company did not contribute to the allowance for loan losses. Total contributions to the allowance for loan losses in the first six months of 2000 were $90,000. Management believes that the allowance, which stands at 1.1% of gross loans at June 30, 2001, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter and six months ended June 30, 2001 and 2000 are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Allowance, Beginning of Period	$ 1,048	$ 994	$ 964	$ 871
Provision for Loan Losses	—	45	—	90
Recoveries on Loans Charged Off	9	24	103	107

	1,057	1,063	1,067	1,068
Less: Loans Charged Off	(12)	(209)	(22)	(214)

Allowance, End of Period	$ 1,045	$ 854	$ 1,045	$ 854

Noninterest Income

Non Interest Income represents deposit account service charges and other types of non-loan related fee income. Non-interest income for the quarter ended June 30, 2001 totaled $177,000 compared to $176,000 for the same period ended 2000. Non-interest income for the six months ended June 30, 2001 totaled $353,000 compared to $386,000 for the same period ended 2000. The decrease for the six months ended June 30, 2001 compared to the same period in 2000 is primarily the result of a non-recurring recovery of operational accruals realized in the first quarter of 2000.

Noninterest Expense

Noninterest Expenses represent salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Noninterest expense for the quarter ended June 30, 2001 totaled $1,434,000 compared to $1,426,000 for the same period during 2000. Noninterest expense for the six months ended June 30, 2001 totaled $2,971,000 compared to $2,889,000 for the same period during 2000.

Income Taxes

The Company’s income tax provision for the first half of 2001 and 2000 was $44,000 and $87,000 resulting in an effective rate of 41.0% on income before taxes and goodwill amortization.

Balance Sheet Analysis

Total assets at June 30, 2001 totaled $134.9 million, down from the $135.7 million reported at December 31, 2000. The sale of approximately $10.0 million of investment securities funded the increase of approximately $10.0 million in loans as the Bank continues to restructure the balance sheet into higher yielding assets.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

	June 30,		December 31,
	2001	2000	2000
Loans 90 Days Past Due and Still Accruing	$ 97	$ 77	$ —
Loans on Nonaccrual	327	279	318

Nonperforming Loans	424	356	318
Other Real Estate Owned	—	—	—

Nonperforming Assets	$424	$356	$ 318

Nonperforming Loans as a Percent
of Total Loans	0.45%	0.48%	0.38%
Allowance for Loan Losses as a Percent
of Nonperforming Loans	246.46%	239.89%	303.14%
Nonperforming Assets as a Percent
of Total Assets	0.31%	0.26%	0.28%

The primary ratios of loan quality have not changed significantly in the first half of 2001. Non-performing loans as a percent of total loans increased slightly to 0.45% at June 30, 2001, compared to 0.38% at December 31, 2000. The allowance for loan losses as a percent of non-performing loans decreased to 246.46 % at June 30, 2001, down from 303.14% at December 31, 2000.

Other Borrowings

Other borrowings at June 30, 2001 consist of $8.0 million in short-term borrowings from the Federal Home Loan Bank, $848,000 in long-term borrowings from a correspondent bank and $600,000 in federal funds purchased.

Additionally, on June 27, 2001 a director lent the Bank $1.3 million in the form of a subordinated note due and payable at maturity on July 1, 2008. The note bears interest at Prime plus 200 basis points, payable on a quarterly basis. The purpose of the note is to provide Tier 2 Capital for the Bank as the Bank continues to grow. See Capital below for further discussion of the Bank’s capital ratios.

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

Capital

Total shareholders’ equity at June 30, 2001 totaled $7.1 million compared to $7.0 million at December 31, 2000. This increase was primarily attributable to the decrease in net unrealized loss on available-for-sale investments of $282,000.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank. The ratios are as follows:

	Regulatory Minimum Ratio for “Well-Capitalized”	June 30, 2001	December 31, 2000
Tier 1 Capital (to Average Assets)	5.00%	6.26%	5.97%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	8.26%	8.70%
Total Capital (to Risk Weighted Assets)	10.00%	10.73%	10.41%

The Company’s ratios at June 30, 2001 were 4.17% for Tier 1 capital to risk-weighted assets and 10.63% for Total capital to risk-weighted assets.

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

None

Item 3 – Defaults upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

On May 18, 2001, the Company held its annual shareholders meeting. At that meeting Carole LaCaze, Paul Deters, Clifford Einstein, Charles Fullerton, Don Griffith, Deborah Marsten, Thomas Spears and Joseph Wender were elected directors of the Company.

Item 5 – Other Items

None

Item 6 – Exhibits and Reports on Form 8-K

A)	Exhibits None

Reports on Form 8-K

None

12

Signatures

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001	First Coastal Bancshares /s/ Don M. Griffith —————————————— Don M. Griffith Chairman and Chief Executive Officer

Date: August 13, 2001	/s/ Deborah A. Marsten —————————————— Deborah A. Marsten Vice Chairman, Chief Financial Officer, and Secretary

13