Form 10QSB
period 2001-09-30
FIRST COASTAL BANCSHARES
filed 2001-11-14
CIK 1073932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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

On September 30, 2001 there were 1,247,711 shares of First Coastal Bancshares Common Stock outstanding.

First Coastal Bancshares September 30, 2001

INDEX

PART I — FINANCIAL INFORMATION

PAGE
Item 1 – Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2001 and
December 31, 2000	3
Condensed Consolidated Statements of Income for the Three
Months and Nine Months Ended September 30, 2001 and 2000	4
Condensed Consolidated Statements of Changes in Shareholders’ Equity from
January 1, 2000 through September 30, 2001	5
Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 2001 and 2000	6
Notes to Consolidated Financial Statements	7
Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations	8 – 11

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings	12
Item 2 – Changes in Securities	12
Item 3 – Defaults upon Senior Securities	12
Item 4 – Submission of Matters to a Vote of Security Holders	12
Item 5 – Other Information	12
Item 6 – Exhibits and Reports on Form 8-K	12
2

Item 1. Financial Statements First Coastal Bancshares and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited — Dollar Amounts in Thousands)

	September 30, 2001	December 31, 2000
Cash and Due From Bank	$ 6,508	$ 7,322
Federal Funds Sold	10,850	—

CASH AND CASH EQUIVALENTS	17,358	7,322

Investment Securities, net	12,938	34,702

Federal Reserve and Federal Home Loan Bank Stock, at Cost	982	1,175

Loans	94,876	83,686
Allowance for Loan Losses	(1,041)	(964)

NET LOANS	93,835	82,722

Premises and Equipment, net	678	676
Goodwill, net	4,745	5,048
Accrued Interest and Other Assets	3,568	4,019

	$ 134,104	$ 135,664

Noninterest-Bearing Deposits	$ 31,323	$ 32,822
Interest-Bearing Deposits	86,271	77,339

TOTAL DEPOSITS	117,594	110,161

Other Borrowings	2,148	10,848
Company Obligated Mandatorily Redeemable
Preferred Securities of Subsidiary Trust Holding
Solely Junior Subordinated Debentures	6,600	6,600
Accrued Interest and Other Liabilities	680	1,071

TOTAL LIABILITIES	127,022	128,680

Preferred Stock	1,993	1,993
Common Shares	6,566	6,551
Accumulated Deficit	(1,399)	(1,112)
Accumulated Other Comprehensive Income	(78)	(448)

TOTAL SHAREHOLDERS’ EQUITY	7,082	6,984

	$ 134,104	$ 135,664

The accompanying notes are an integral part of the consolidated financial statements. 3

Item 1. Financial Statements — Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Income (Unaudited — Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Interest Income	$ 2,378	$ 2,543	$ 7,291	$ 7,551
Interest Expense	1,038	1,319	3,358	3,724

Net Interest Income	1,340	1,224	3,933	3,827

Provision for Loan Losses	—	145	—	235

Net Interest Income after
Provision for Loan Losses	1,340	1,079	3,933	3,592

Noninterest Income	205	428	558	814
Noninterest Expense	1,546	1,454	4,518	4,343

Income (Loss) Before Taxes	(1)	53	(27)	63

Income Taxes	55	63	98	150

Net Loss	$ (56)	$ (10)	$ (125)	$ (87)

Per Share Data:
Net Loss - Basic	$(0.09)	$(0.05)	$(0.23)	$(0.20)
Net Loss - Diluted	$(0.09)	$(0.05)	$(0.23)	$(0.20)

The accompanying notes are an integral part of the consolidated financial statements. 4

Item 1. Financial Statements — Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited — Dollar Amounts in Thousands)

	Preferred Stock	Common Stock	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
January 1, 2000	$ 1,993	$ 6,527		$(721)	$(1,210)	$6,589

Sale of Treasury Shares		24				24
Dividends - Preferred Stock				(214)		(214)
Comprehensive Income
Net Loss			$ (177)	(177)		(177)
Change in Unrecognized Loss
of Securities Available for
Sale, net of Taxes of $530			762		762	762

Comprehensive Loss			$ 585

December 31, 2000	1,993	6,551		(1,112)	(448)	6,984

Dividends - Preferred Stock				(162)		(162)
Sale of Treasury Shares		15				15
Comprehensive Income
Net Loss			$ (125)	(125)		(125)
Change in Unrecognized Loss of Securities Available for Sale, net of Taxes of $257			370		370	370

Comprehensive Income			$ 245

September 30, 2001	$ 1,993	$ 6,566		$(1,399)	$(78)	$7,082

The accompanying notes are an integral part of the consolidated financial statements. 5

Item 1. Financial Statements — Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited — Dollar Amounts in Thousands)

	For the Nine Months Ended September 30,
	2001	2000
OPERATING ACTIVITIES
Net Loss	$ (125)	$ (87)
Adjustments to Reconcile Net Loss to
Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	522	483
Provision for Loan Losses	—	235
Other Items - Net	(200)	(928)

NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES	197	(297)

INVESTING ACTIVITIES
Purchases of Investment Securities	(4,055)	(492)
Sale and Maturities of Investment Securities	26,464	1,000
Net Change in Federal Reserve and Home Loan Bank Stock	193	(56)
Net Change in Loans	(11,113)	(2,846)
Proceeds from the Sale of Other Real Estate Owned	—	67
Purchase of Premises and Equipment	(221)	(254)

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES	11,268	(2,581)

FINANCING ACTIVITIES
Net Change in Deposits	7,433	15,153
Net Change in Other Borrowings	(8,700)	(10,000)
Proceeds from Issuance of Common Stock	—	18
Redemption of Preferred and Common Stock	—	(1)
Dividends	(162)	(162)

NET CASH (USED) PROVIDED
BY FINANCING ACTIVITIES	(1,429)	5,008

INCREASE IN CASH AND CASH EQUIVALENTS	10,036	2,130

Cash and Cash Equivalents at Beginning of Period	7,322	7,194

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 17,358	$ 9,324

The accompanying notes are an integral part of the consolidated financial statements. 6

Item 1. Financial Statements — Continued

First Coastal Bancshares and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation and Management Representation

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company’s Form 10-KSB filed on March 30, 2001.

The consolidated financial statements include First Coastal Bancshares and its wholly owned subsidiaries, First Coastal Bank, N.A. (the “Bank”) and First Coastal Capital Trust.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the nine-month period ended September 30, 2001 and 2000, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Note 2 — Subsequent Events

On October 26, 2001, the Bank sold its Burbank branch to First State Bank of California, formerly Bank of Granada Hills. At the time of sale, the branch had $19.6 million in deposits. The gain on sale was approximately $1.2 million.

In October 2001, the Bank accrued $500,000 towards litigation expenses. The expenses are for legal actions of which the Bank may be party to in its course of business.

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

7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Summary

For the three months ended September 30, 2001, the Company reported a net loss of $56,000, or $0.09 basic loss per share compared to a net loss of $10,000, or $0.05 basic loss per share for the same three-month period in 2000. For the nine months ended September 30, 2001, the Company reported a net loss of $125,000, or $0.23 basic loss per share compared to a net loss of $87,000, or $0.20 basic loss per share for the same nine-month period in 2000.

The annualized return on average assets was (0.13)% for the first nine months of 2001 compared to (0.09)% for 2000. Annualized return on average shareholders’ equity for the first nine months of 2001 and 2000 was (2.39)% and (1.76)%, respectively.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the “interest rate spread”) between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $1,340,000 for the quarter ended September 30, 2001, compared to $1,224,000 for the quarter ended September 30, 2000. Net interest income was $3,933,000 for the nine months ended September 30, 2001, compared to $3,827,000 for the nine months ended September 30, 2000.

The total amount of net interest income increased for the nine months ended September 30, 2001 compared to the same periods in 2000 due to the decrease in interest expense associated with the decrease in other borrowings.

The following table sets forth the components of net interest income, average earning assets and net interest margin (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2001	2000	2001	2000	2000
Interest Income	$ 2,378	$ 2,543	$ 7,291	$ 7,551	$ 10,142
Interest Expense	1,038	1,319	3,358	3,724	5,023

Net Interest Income	$ 1,340	$ 1,224	$ 3,933	$ 3,827	$ 5,119

Average Earning Assets	$120,455	$118,752	$117,455	$117,567	$116,218
Net Interest Margin (1)	4.45%	4.12%	4.46%	4.34%	4.40%

(1) Interim periods are presented on an annualized basis. 8

Net Interest Income – Continued

Provision for Loan Losses

The Company has not contributed to the allowance for loan losses in the first three quarters of 2001. Total contributions to the allowance for loan losses in the first nine months of 2000 were $235,000. Management believes that the allowance, which stands at 1.1% of gross loans at September 30, 2001, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter and nine months ended September 30, 2001 and 2000 are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Allowance, Beginning of Period	$ 1,045	$ 854	$ 964	$ 871
Provision for Loan Losses	—	145	—	235
Recoveries on Loans Charged Off	21	8	124	115

	1,066	1,007	1,088	1,221
Less: Loans Charged Off	(25)	(49)	(47)	(263)

Allowance, End of Period	$ 1,041	$ 958	$ 1,041	$ 958

Noninterest Income

Noninterest Income represents deposit account service charges and other types of non-loan related fee income. Noninterest income for the quarter ended September 30, 2001 totaled $205,000 compared to $428,000 for the same period ended 2000. The decrease for the three months ended September 30, 2001 is primarily the result of an insurance settlement of $275,000 included in the third quarter of 2000. Non-interest income for the nine months ended September 30, 2001 totaled $558,000 compared to $814,000 for the same period ended 2000.

Noninterest Expense

Noninterest expenses represent salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Noninterest expense for the quarter ended September 30, 2001 totaled $1,546,000 compared to $1,454,000 for the same period during 2000. Noninterest expense for the nine months ended September 30, 2001 totaled $4,518,000 compared to $4,343,000 for the same period during 2000.

Income Taxes

The Company’s income tax provision for the first nine months of 2001 and 2000 was $98,000 and $150,000 resulting in an effective rate of 41.0% on income before taxes and goodwill amortization.

9

Balance Sheet Analysis

Total assets at September 30, 2001 totaled $134.1 million, down from the $135.7 million reported at December 31, 2000. The sale of approximately $24.0 million of investment securities funded the increase of approximately $10.0 million in loans and reduced borrowings by approximately $9.0 million as the Bank continues to restructure the balance sheet into higher yielding assets.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

	September 30,		December 31,
	2001	2000	2000
Loans 90 Days Past Due and Still Accruing	$ 36	$ 11	$ —
Loans on Nonaccrual	238	362	318

Nonperforming Loans	274	373	318
Other Real Estate Owned	—	—	—

Nonperforming Assets	$ 274	$ 373	$ 318

Nonperforming Loans as a Percent
of Total Loans	0.29%	0.49%	0.38%
Allowance for Loan Losses as a Percent
of Nonperforming Loans	379.93%	256.84%	303.14%
Nonperforming Assets as a Percent
of Total Assets	0.20%	0.28%	0.28%

The primary ratios of loan quality have continued to improve in the first nine months of 2001. Non-performing loans as a percent of total loans decreased to 0.29% at September 30, 2001, compared to 0.38% at December 31, 2000. The allowance for loan losses as a percent of non-performing loans increased to 379.93% at September 30, 2001, up from 303.14% at December 31, 2000. A portion of this increase is due to net recoveries of approximately $77,000 during the first nine months of 2001.

Other Borrowings

Other borrowings at September 30, 2001 consist of $848,0000 in long-term borrowings from a correspondent bank and a $1.3 million subordinated note. The Company uses these sources to fund asset growth and offset fluctuations in demand for deposits.

On June 27, 2001 a director lent the Bank $1.3 million in the form of a subordinated note due and payable at maturity on July 1, 2008. The note bears interest at Prime plus 200 basis points, payable on a quarterly basis. The purpose of the note is to provide Tier 2 Capital for the Bank as the Bank continues to grow. See Capital below for further discussion of the Bank’s capital ratios.

10

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

Capital

Total shareholders’ equity at September 30, 2001 totaled $7.1 million compared to $7.0 million at December 31, 2000. This increase was primarily attributable to the decrease in net unrealized loss on available-for-sale investments of $370,000.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank. The ratios are as follows:

	Regulatory Minimum Ratio for “Well-Capitalized”	September 30, 2001	December 31, 2000
Tier 1 Capital (to Average Assets)	5.00%	6.18%	5.97%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	7.92%	8.70%
Total Capital (to Risk Weighted Assets)	10.00%	10.28%	10.41%

Liquidity Management is not aware of any future capital expenditures or other significant demands on commitments that would severely impair liquidity. 11

PART II —OTHER INFORMATION

Item 1 — Legal Proceedings

Due to the nature of the banking business, the Company is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business. See Note 2 of the Consolidated Financial Statements.

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

First Coastal Bancshares
Date: November 14, 2001	/s/ Don M. Griffith Don M. Griffith Chairman and Chief Executive Officer

Date: November 14, 2001	/s/ Deborah A. Marsten Deborah A. Marsten Vice Chairman, Chief Financial Officer, and Secretary

13