Form 10KSB
period 2001-12-31
FIRST COASTAL BANCSHARES
filed 2002-04-01
CIK 1073932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from . . . . . . . . . . to . . . . . . . . . . .

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


                    Issuer's telephone number (888) 296-2250

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

The issuer's net revenue for its most recent fiscal year was $7.0 million.

The aggregate market value of voting stock held by non-affiliates of the issuer as of March 29, 2002 was approximately $1,755,000.

Number of registrant's shares of Common Stock outstanding as of March 15, 2002 was 1,253,270.

Documents incorporated by reference: None.

                            FIRST COASTAL BANCSHARES

                                Table of Contents

                                                                            Page
                                                                            ----

Part I

     Item 1.   Business .....................................................  1
     Item 2.   Properties ................................................... 18
     Item 3.   Legal Proceedings ............................................ 18
     Item 4.   Submission of Matters to a Vote of Security Holders .......... 18

Part II

     Item 5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters .......................................... 19
     Item 6.   Selected Financial Data ...................................... 20
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations .......................... 21
     Item 8.   Financial Statements and Supplementary Data .................. 35
     Item 9.   Changes in and  Disagreements  with Accountants on
               Accounting and Financial Disclosure .......................... 62

Part III

     Item 10.  Directors and Executive Officers of the Registrant ........... 62
     Item 11.  Executive Compensation .....................................   64
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management .............................................   65
     Item 13.  Certain Relationships and Related Transaction ..............   67

Part IV

     Item 14.  Exhibits and Reports on Form 8-K............................   68

                                     PART I

ITEM 1. BUSINESS

General

We are the parent of First Coastal Bank, National Association (the "Bank"), a national bank headquartered at 275 Main Street, El Segundo, California, which commenced operations as a nationally chartered bank on November 29, 1984 and First Coastal Capital Trust (the "Trust") which was formed in 1999 to issue 11 7/8% Cumulative Preferred Stock. We were incorporated under the laws of the State of California on October 17, 1996, and we conduct the majority of our business activities through the Bank. The Bank is a member of the Federal Reserve System and its deposits are insured by the FDIC up to the maximum limits prescribed by law.

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

     o Selectively acquire or merge with other banks to decrease costs as a percentage of revenues and expand our geographical presence in the west Los Angeles coastal communities.

We See Opportunities Created by Mergers in the Banking Industry

We believe that the rapid consolidation of banks and the formation of large, impersonal financial institutions has caused, and will continue to cause, small business, executive and professional customers to seek the service-oriented, customized and quality services we offer. According to the FDIC, the five largest financial institutions in Los Angeles County hold more than half of all deposits in the region. The Bank has a market share of less than 0.1% of the large, growing and diverse Los Angeles County market. We believe our strategy, if successfully executed, will allow us to grow faster than the overall market. In addition, a very small shift in our market share represents large potential growth from our small base.

Internal Growth

Our internal growth strategy is primarily focused on "total relationship banking", which means developing a personalized package of financial services and providing superior service to customers with high transactional needs. By focusing on customer relationships, we believe that we fill a niche neglected by the larger banks.

Our target market consists of small businesses, executives and professionals in the west Los Angeles coastal communities. We have hired, and will continue to hire, highly motivated and well-compensated business development officers to generate significant deposit relationships. Our objective is to retain the most effective business development team of any community bank in Southern California and to support them with quality financial products and exceptional customer service. In addition, we have focused on selling financial products that bear a logical relationship to each other, such as money market and time deposits. We introduced cash management services such as "sweeps", electronic banking and "third party deposit processing". We believe that our internal growth strategy sets us apart from other community banks in the region.

We recognize that relationship banking may result in slower loan growth that "loan production" banking, which places a premium on maximizing the number of outstanding loans. Therefore, we supplement local relationship lending with purchased loans, generally consisting of well-secured commercial and real estate loans. We seek to maximize the quality of these loans and will accept a lower fixed-rate nominal loan yield for higher credit worthiness and security. In addition, we may purchase out-of-state loan pools consisting of well-seasoned single family residential loans in order to create geographical diversification and to generate a higher yield than our securities portfolio. We do not lend to hedge funds or invest in foreign securities, which we believe minimizes our exposure to international economic problems.

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

Employees

As of December 31, 2001, we employed 38 full-time equivalent employees. Part-time employees are converted to full-time equivalent employees based on the percentage of their weekly hours worked compared to 40 hours. We believe that we enjoy satisfactory relations with our employees.

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

We consider our primary service to be the west Los Angeles coastal communities. Our service area includes numerous branches of larger banks and savings institutions.

Among the advantages which the major banks have over us is their ability to finance extensive advertising campaigns and to offer the convenience of many retail outlets. Many of the major banks operating in our service area offer services, such as trust and international banking services, which we do not offer directly. In addition, these larger banks usually have substantially higher limits than we do.

SUPERVISION AND REGULATION

General

Banking is a complex, highly regulated industry. The primary goals of the regulators are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation's (the "FDIC") insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. Consequently, the Company's growth and earnings performance, as well as those of the Bank may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including:

     o    the Board of Governors of the Federal Reserve System (the "FRB");

     o    the Federal Deposit Insurance Corporation; and

     o    the Office of the Comptroller of the Currency (the "OCC").

The system of supervision and regulation applicable to the Company and the Bank governs most aspects of their business, including:

     o    the scope of permissible business activities;

     o    investments;

     o    reserves that must be maintained against deposits;

     o    capital levels that must be maintained;

     o    the nature and amount of collateral that may be taken to secure loans;

     o    the establishment of new branches;

     o    mergers and consolidations with other financial institutions; and

     o    the payment of dividends.

From time to time legislation is enacted which has the effect of increasing the cost of doing business and changing the competitive balance between banks and other financial and non-financial institutions. Various federal laws enacted over the past several years have provided, among other things, for:

     o the maintenance of mandatory reserves with the Federal Reserve Bank on deposits by depository institutions;

     o the phasing-out of the restrictions on the amount of interest which financial institutions may pay on certain types of accounts; and

     o the authorization of various types of new deposit accounts, such as "NOW" accounts, "Money Market Deposit" accounts and "Super NOW" accounts, designed to be competitive with money market mutual funds and other types of accounts and services offered by various financial and non-financial institutions.

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

Supervision and Regulation of the Company

General

The Company, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), is subject to regulation by the FRB. According to FRB policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support it in circumstances where the Company might not otherwise do so. Under the BHCA, the Company and the Bank are subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries with the FRB, as may be required.

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

The Company is entitled to receive dividends when and as declared by the Bank's Board of Directors, out of funds legally available for dividends, as specified and limited by the OCC's regulations. Pursuant to the OCC's regulations, funds available for a national bank's dividends are restricted to the lesser of the bank's: (i) retained earnings; or (ii) net income for the current and past two fiscal years (less any dividends paid during that period), unless approved by the OCC. Furthermore, if the OCC determines that a dividend would cause a bank's capital to be impaired or that payment would cause it to be undercapitalized, the OCC can prohibit payment of a dividend notwithstanding that funds are legally available.

Since the Bank is an FDIC insured institution, it is also possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and, thus, prohibit those payments.

Transactions With Affiliates

The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Bank within the meaning of Sections 23A and 23B of the Federal Reserve Act, as amended (the "FRA"). Pursuant thereto, loans by the Bank to affiliates, investments by the Bank in affiliates' stock, and taking affiliates' stock as collateral for loans to any borrower will be limited to 10% of the Bank's capital, in the case of any one affiliate, and will be limited to 20% of the Bank's capital in the case of all affiliates. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices. Specifically, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the FRA. Such restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Company and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. (See "Supervision and Regulation of the Bank - Recent Legislation" herein.)

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

The FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB must give effect to applicable state laws limiting the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institutions in the state in which the target bank is located, provided that those limits do not discriminate against out-of-state depository institutions or their holding companies, and state laws which require that the target banks have been in existence for a minimum period of time, not less than five years, before being acquired by an out-of-state bank holding company.

In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be "so closely related to banking as to be a proper incident thereto." The Company, therefore, is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are:

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

     o providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and

     o underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

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

In late 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted. The GLB Act significantly changed the regulatory structure and oversight of the financial  services  industry.  The GLB  Act  permits  banks  and  bank  holding companies to engage in previously prohibited activities under certain conditions. Also, banks and bank holding companies may affiliate with other financial service providers such as insurance companies and securities firms under certain conditions. Consequently, a qualifying bank holding company, called a financial holding company ("FHC"), can engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are beyond those traditionally permitted for bank holding companies. Moreover, various non-bank financial service providers which were previously prohibited from engaging in banking can now acquire banks while also offering services such as securities underwriting and underwriting and brokering insurance products. The GLB Act also expands passive investment activities by FHCs, permitting them to indirectly invest in any type of company, financial or non-financial, through merchant banking activities and insurance company affiliations. (See "Supervision and Regulation of the Bank - Recent Legislation" herein.)

Capital Adequacy

Bank holding companies must maintain minimum levels of capital under the FRB's risk based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB's risk-based capital adequacy guidelines for bank holding companies and state member banks, discussed in more detail below (See "Supervision and Regulation of the Bank - Risk-Based Capital Guidelines" herein.), assign various risk percentages to different categories of assets, and capital is measured as a percentage of those risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

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

Limitations on Dividend Payments

As a California corporation, the Company's ability to pay dividends is subject to the dividend limitations of the California Corporations Code (the "CCC").
Section 500 of the CCC allows the Company to pay a dividend to its shareholders only to the extent that the Company has retained earnings and, after the dividend, the Company's:

     o    assets  (exclusive of goodwill and other  intangible  assets) would be
          1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and

     o    current assets would be at least equal to its current liabilities.

Additionally, the FRB's policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways, such as by borrowing, that weaken the bank holding company's financial health or its ability to act as a source of financial strength to its subsidiary banks. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

Supervision and Regulation of The Bank

General

The Bank, as a national banking association, which is also a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the OCC, the FDIC and the FRB. The Bank's deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Bank's business. California law exempts all banks from usury limitations on interest rates.

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

The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits other financial service providers to acquire banks and become bank holding companies without ceasing any existing financial activities. Previously, a bank holding company could only engage in activities that were "closely related to banking." This limitation no longer applies to bank holding companies that qualify to be treated as FHCs. To qualify as an FHC, a bank holding company's subsidiary depository institutions must be "well-capitalized," "well-managed" and have at least a "satisfactory" Community Reinvestment Act ("CRA") examination rating. "Non-qualifying" bank holding companies are limited to activities that were permissible under the Bank Holding Company Act as of November 11, 1999.

Also, effective on March 12, 2000, the GLB Act changed the powers of national banks and their subsidiaries, and made similar changes in the powers of state-chartered banks and their subsidiaries. National banks may now underwrite, deal in and purchase state and local revenue bonds. Subsidiaries of national banks may now engage in financial activities that the bank cannot itself engage in, except for general insurance underwriting and real estate development and investment. In order for a subsidiary of a national bank to engage in these new financial activities, the national bank and its depository institution affiliates must be "well capitalized," have at least "satisfactory" general, managerial and CRA examination ratings, and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. Subsidiaries of state-chartered banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks, except that state-chartered banks do not have to satisfy the managerial and debt rating requirements applicable to national banks.

The GLB Act also reformed the overall regulatory framework of the financial services industry. In order to implement its underlying purposes, the GLB Act preempted conflicting state laws that would restrict the types of financial affiliations that are authorized or permitted under the GLB Act, subject to specified exceptions for state insurance laws and regulations. With regard to securities laws, effective May 12, 2001, the GLB Act removed the current blanket exemption for banks from being considered brokers or dealers under the Securities Exchange Act of 1934 and will replace it with a number of more limited exemptions. Thus, previously exempted banks may become subject to the broker-dealer registration and supervision requirements of the Securities Exchange Act of 1934. The exemption that prevented bank holding companies and banks that advise mutual funds from being considered investment advisers under the Investment Advisers Act of 1940 was eliminated.

Separately, the GLB Act imposes customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. Also, for customers that obtain a financial product such as a loan for personal, family or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter, including its policies concerning the sharing of the customer's nonpublic personal information with affiliates and third parties. If an exemption is not available, a financial company must provide consumers with a notice of its information sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties. Third parties that receive such information are subject to the same restrictions as the financial company on the reuse of the information. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or other marketing through electronic mail.

Risk-Based Capital Guidelines

General. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank's operations. The risk-based capital guidelines include both a new definition of capital and a framework for calculating the amount of capital that must be maintained against a bank's assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank's assets and off-balance sheet items. A bank's assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The bank's risk-based capital ratio is calculated by dividing its qualifying capital, which is the numerator of the ratio, by the combined risk weights of its assets and off-balance sheet items, which is the denominator of the ratio.

Qualifying Capital. A bank's total qualifying capital consists of two types of capital components: "core capital elements," known as Tier 1 capital, and "supplementary capital elements," known as Tier 2 capital. The Tier 1 component of a bank's qualifying capital must represent at least 50% of total qualifying capital and may consist of the following items that are defined as core capital elements:

     o    common stockholders' equity;

     o qualifying non-cumulative perpetual preferred stock (including related surplus); and

     o    minority   interests   in  the   equity   accounts   of   consolidated
          subsidiaries.

The Tier 2 component of a bank's total qualifying capital may consist of the following items:

     o    a portion of the allowance for loan and lease losses;

     o    certain types of perpetual preferred stock and related surplus;

     o certain types of hybrid capital instruments and mandatory convertible debt securities; and

     o a portion of term subordinated debt and intermediate-term preferred stock, including related surplus.

Risk Weighted Assets and Off-Balance Sheet Items. Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk classifications, according to the obligor or, if relevant, the guarantor or the nature of the collateral. The aggregate dollar value of the amount in each risk classification is then multiplied by the risk weight associated with that classification. The resulting weighted values from each of the risk classifications are added together. This total is the bank's total risk weighted assets.

A two-step process determines risk weights for off-balance sheet items, such as unfunded loan commitments, letters of credit and recourse arrangements. First, the "credit equivalent amount" of the off-balance sheet items is determined, in most cases by multiplying the off-balance sheet item by a credit conversion factor. Second, the credit equivalent amount is treated like any balance sheet asset and is assigned to the appropriate risk category according to the obligor or, if relevant, the guarantor or the nature of the collateral. This result is added to the bank's risk weighted assets and comprises the denominator of the risk-based capital ratio.

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

Other Factors Affecting Minimum Capital Standards

The federal banking agencies have established certain benchmark ratios of the allowance for loan losses to be held against classified assets. The benchmark by federal banking agencies is the sum of:

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

The federal banking agencies have also adopted a joint agency policy statement which provides that the adequacy and effectiveness of a bank's interest rate risk management process, and the level of its interest rate exposure is a critical factor in the evaluation of the bank's capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions. Financial institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities, and who fail to adequately manage these risks, may be required to set aside capital in excess of the regulatory minimums.

Prompt Corrective Action

The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulations, a bank shall be deemed to be:

     o "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

     o "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;"

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

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be "undercapitalized," that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to "undercapitalized" banks. Banks classified as "undercapitalized" are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to "significantly undercapitalized" banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to "critically undercapitalized" banks, those with capital at or less than 2%. Restrictions for these banks include the appointment of a receiver or conservator after 90 days, even if the bank is still solvent. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

A bank, based upon its capital levels, that is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratios actually warrant such treatment.

Information concerning the Company's and Bank's capital adequacy at December 31, 2001 is set forth in Note Q to the financial statements included in Item 8.

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

Under  the  risk-based   assessment  system  adopted  by  the  FDIC,  banks  are
categorized into one of three capital categories ("well capitalized," "adequately capitalized," and "undercapitalized"). Assignment of a bank into a particular capital category is based on supervisory evaluations by its primary federal regulator. After being assigned to a particular capital category, a bank is classified into one of three supervisory categories. The three supervisory categories are:

     o    Group A - financially sound with only a few minor weaknesses;

     o Group B - demonstrates weaknesses that could result in significant deterioration; and

     o    Group C - poses a substantial probability of loss.

The capital ratios used by the FDIC to define "well-capitalized," "adequately capitalized" and "undercapitalized" are the same as in the prompt corrective action regulations.

The assessment rates are summarized below, expressed in terms of cents per $100 in insured deposits:

                                               Assessment Rates
                                               ----------------
                                               Supervisory Group
     Capital Group                     Group A     Group B      Group C
     -------------                     -------     -------      -------
     Well Capitalized ........            0            3           17
     Adequately Capitalized ..            3           10           24
     Undercapitalized ........           10           24           27

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

Enforcement Powers

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses, or for violation of any law, rule, regulation, condition imposed in writing by the regulatory agency, or term of a written agreement with the regulatory agency. Enforcement actions may include:

     o    the appointment of a conservator or receiver for the bank;

     o the issuance of a cease and desist order that can be judicially enforced;

     o    the termination of the bank's deposit insurance;

     o    the imposition of civil monetary penalties;

     o    the issuance of directives to increase capital;

     o    the issuance of formal and informal agreements;

     o the issuance of removal and prohibition orders against officers, directors and other institution-affiliated parties; and

     o the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the deposit insurance fund or the bank would be harmed if such equitable relief was not granted.

FDIC Receiverships

The FDIC may be appointed as conservator or receiver of any insured bank or savings association. In addition, the FDIC may appoint itself as sole conservator or receiver of any insured state bank or savings association for any, among others, of the following reasons:

     o    insolvency;

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

Safety and Soundness Guidelines

The federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These guidelines establish operational and managerial standards relating to:

     o    internal controls, information systems and internal audit systems;

     o    loan documentation;

     o    credit underwriting;

     o    asset growth; and

     o    compensation, fees and benefits.

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

Consumer Protection Laws and Regulations

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. Banks are subject to many federal consumer protection laws and their regulations, including:

     o    the Community Reinvestment Act;

     o    the Truth in Lending Act (the "TILA");

     o    the Fair Housing Act (the "FH Act");

     o    the Equal Credit Opportunity Act (the "ECOA");

     o    the Home Mortgage Disclosure Act or (the "HMDA"); and

     o    the Real Estate Settlement Procedures Act (the "RESPA").

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

The ECOA prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. In March, 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination:

     o    overt evidence of discrimination;

     o    evidence of disparate treatment; and

     o    evidence of disparate impact.

This means that if a creditor's actions have had the effect of discriminating, the creditor may be held liable - even when there is no intent to discriminate.

The FH Act regulates may practices, including making it unlawful for any lender to discriminate against any person in its housing-related lending activities because of race, color, religion, national origin, sex, handicap, or familial status. The FH Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. Among those practices that have been found to be, or may be considered, illegal under the FH Act are:

     o    declining a loan for the purposes of racial discrimination;

     o    making   excessively  low  appraisals  of  property  based  on  racial considerations;

     o pressuring, discouraging, or denying applications for credit on a prohibited basis;

     o using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants;

     o imposing on minority loan applicants more onerous interest rates or other terms, conditions or requirements; and

     o racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

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

Impact of Monetary Policies

Banking is a business which depends on rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate earned on its loans, securities and other interest-earning assets comprises the major source of the bank's earnings. These rates are highly sensitive to many factors which are beyond the bank's control and, accordingly, the earnings and growth of the bank are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by:

     o    its open-market dealings in United States government securities;

     o adjusting the required level of reserves for financial institutions subject to reserve requirements;

     o    placing limitations upon savings and time deposit interest rates; and

     o adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.

The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates. The nature and timing of any future changes in the FRB's policies and their impact on the Company and the Bank cannot be predicted; however, depending on the degree to which the Bank's interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of decreasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting the Company's and the Bank's net income.

ITEM 2. PROPERTIES

We currently operate out of three full-service branches in El Segundo, Marina del Rey, and Gardena. We intend to open a fourth branch in Manhattan Beach in 2002 and we plan on relocated our existing Marina del Rey branch to a larger and more convenient facility in February, 2002. See Note D to the consolidated financial statements included in Item 8 for additional detail on lease terms and commitments.

ITEM 3. LEGAL PROCEEDINGS

The Bank is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business.

During 2001, the Bank established a $400,000 reserve for losses on litigation based on managements analysis and opinion of legal counsel. These matters have not been settled and the Bank is aggressively defending itself.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5.  MARKET FOR THE  COMPANY'S  COMMON  STOCK AND  RELATED  SECURITY  HOLDER
         MATTERS

Since June 1997, our common stock has been traded in unreported private transactions and on the OTC Bulletin Board under the symbol "FCLA". Although we are aware of very little trading in our common stock, we believe our common stock has traded in 2001 at prices ranging from $1.94 to $4.00, in 2000 at prices ranging from $6.25 to $2.06, in 1999 at prices ranging from $6.00 to $6.625, and in 1998 at prices ranging from $5.63 to $8.13. These prices reflect only transactions reported to us by market makers in our common stock and may not be representative of all trades during the past year. We have not attempted to verify the accuracy of sales information reported to us by third parties.

The underwriting agreement from our 1999 stock offering requires us to apply to have our units common stock and preferred securities quoted on the Nasdaq SmallCap Market if in the future we meet its requirements. Even after the offering, we do not meet the requirements for listing on the Nasdaq SmallCap Market, primarily because our non-affiliates will not hold at least one million shares of our common stock. There can be no assurance that we will ever meet this, or some of the other requirements of the Nasdaq SmallCap Market.

To date, we have not paid any cash dividends on our common stock and it is unlikely that we will do so in the foreseeable future. In addition, the ability of the Bank to pay dividends to us is limited by law. See "Supervision and Regulation - Limitation on Dividend Payments".

We pay regular dividends on our 317,625 outstanding shares of series A preferred stock. Each share of series A preferred stock currently receives dividends at an annual rate per share of $0.675, or 10% of its stated liquidation preference.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to the Company's consolidated statement of financial position for the years ended December 31, 2001 and 2000 and its consolidated statements of income for the years ended December 31, 2001, and 2000 have been derived from the audited consolidated financial statements included in Item 8 of this Form 10-KSB. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The summary consolidated financial data with respect to the Company's consolidated statements of income for the years ended December 31, 1999 have been derived from the audited financial statements of the Company, which are not presented herein.

                                                          (Dollars in thousands, except per share data)
                                                                   At or For the Year Ended
                                                                           December 31,
                                                         ------------------------------------------------
                                                             2001              2000               1999
                                                         -----------       -----------        -----------
Summary of Operations
 Interest Income                                         $     9,300       $    10,142        $     8,161
 Interest Expense                                              4,250             5,023              3,653
 Net Interest Income                                           5,050             5,119              4,508
 Provision for Loan Losses                                       250               235                147
 Net Interest Income after                                     4,800             4,884              4,361
 Provision for Loan Losses
 Noninterest Income                                            1,934               924                892
 Noninterest Expense                                           6,776             5,826              5,643
 Income (Loss) before Income Taxes                               (42)              (18)              (390)
 Income Taxes                                                    106               159                  1
 Net Income (Loss)                                       $      (148)      $      (177)       $      (391)
Per Share Data
 Net Income (Loss) - Basic                               $     (0.29)      $     (0.32)       $     (0.60)
 Book Value, net of preferred stock
  at liquidation value                                          3.85              4.02               3.61
 Cash Dividends - Preferred Stock                                216               214                233
 Actual Number of Shares Outstanding                       1,253,270         1,241,413          1,232,428
 Weighted Average Number of Shares Outstanding             1,247,349         1,234,638          1,141,214
Balance Sheet Data - At Period End
 Total Assets                                            $   124,569       $   135,664        $   130,264
 Total Loans                                                  92,399            83,801             73,455
 Allowance for Loan Losses (ALLL)                              1,219               964                871
 Investment Securities                                        20,229            34,702             38,508
 Other Real Estate Owned                                          --                --                 70
 Total Deposits                                              107,181           110,161             89,620
 Total Shareholders' Equity                                    6,967             6,984              6,589
Operating Ratios and Other Selected Data
 Return on Average Assets                                      (0.11%)           (0.13%)            (0.32%)
 Return on Average Equity                                      (2.10%)           (2.69%)            (5.31%)
 Operating Efficiency Ratio                                    97.02%            96.41%            104.50%
 Net Interest Yield                                             4.31%             4.40%              4.38%
 Dividend Payout Ratio - Common Shares                            --                --                 --
 Average Equity to Average Assets                               5.39%             4.97%              5.99%
Selected Asset Quality Ratios - At Period End
 Nonperforming Loans to Total Loans                             0.25%             0.38%              1.31%
 Nonperforming Assets to Total Assets                           0.65%             0.28%              0.79%
 ALLL as a Percentage of Nonperforming Loans                  516.53%           303.14%             90.63%
 ALLL as a Percentage of Total Loans                            1.32%             1.15%              1.19%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

History

We specialize in developing personalized banking relationships with small businesses, executives and professionals in the local community. Over the past five years, we have grown our assets from $25.9 million as of December 31, 1996 to $124.6 million as of December 31, 2001, approximately 60% of which was accounted for by internal growth and 40% by bank acquisitions.

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

As discussed in more detail in Note A to the consolidated financial statements, amortization of goodwill will be discontinued in 2002 and the remaining goodwill will be evaluated annually for impairment.

On October 26, 2001, we sold our Burbank branch to another financial institution for a net gain of $1.2 million. In connection with the sale we transferred deposits of $19.6 million and loans of $3.5 million to the acquirer.

Basis of Presentation

The following discussion and analysis is intended to assist in an understanding of the significant factors that influenced our financial condition at December 31, 2001 as compared to December 31, 2000. The following discussion and analysis should be read in conjunction with our financial statements and corresponding notes.

Assets

During 2001, our total assets decreased $11.1 million from $135.7 million at December 31, 2000 to $124.6 million at December 31, 2001. This decline in assets is the combination of internal growth of $8.5 million in assets reduced by $19.6 million resulting from our branch sale. Our focus in 2001 was to re-position our existing assets and liabilities, to improve earnings, reduce interest-rate risks and to concentrate on asset quality. Accordingly, we increased total loans $8.6 million and decreased investment securities by $14.5 million on the assets side. On the liability side, we decreased short-term borrowings by $9.3 million and decreased time deposits by $7.3 million.

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

                                                                        For the Year Ended December 31,
                                                -------------------------------------------------------------------------------
                                                                 2001                                     2000
                                                ---------------------------------------  --------------------------------------
                                                                             (dollars in thousands)
                                                               Interest      Average                     Interest     Average
                                                  Average       Earned      Yield or       Average        Earned     Yield or
                                                  Balance      or Paid        Rate         Balance       or Paid       Rate
                                                  (000's)      (000's)        Paid         (000's)       (000's)       Paid
                                                ------------  -----------  ------------  -------------  -----------  ----------
Assets
Interest-Earning Assets:
   Investment Securities                          $ 23,374      $1,215        5.20%        $ 37,974       $ 2,564      6.75%
   Federal Funds Sold                                3,002          81        2.70%           1,313            81      6.17%
   Other Earning Assets                              1,004          60        5.98%           1,524           106      6.96%
   Loans                                            89,792       7,944        8.85%          75,407         7,391      9.80%
                                                  --------      ------                     --------       -------
          Total Interest-Earning Assets            117,172       9,300        7.94%         116,218        10,142      8.73%
Cash and Due From Bank                               6,228                                    7,077
Premises and Equipment                                 662                                      649
OREO                                                    --                                        9
Other Assets                                         8,289                                    9,263
Allowance for Loan Losses                           (1,080)                                    (916)
                                                  --------                                 --------
                           Total Assets           $131,271                                 $132,300
                                                  ========                                 ========

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
   NOW, Savings and Money Market                  $ 31,174      $  820        2.63%        $ 27,117       $   709      2.61%
   Time Deposits under $100,000                     30,187       1,417        4.69%          28,968         1,634      5.64%
   Time Deposits of $100,000 or More                19,023         903        4.75%          11,322           640      5.65%
   Borrowed Funds                                   12,368       1,110        8.97%          25,914         2,040      7.87%
                                                  --------       -----                     --------       -------
     Total Interest-Bearing Liabilities             92,752       4,250        4.58%          93,321         5,023      5.38%
                                                                ------                                    -------
Demand Deposits                                     30,326                                   32,017
Other Liabilities                                    1,113                                      382
Shareholders' Equity                                 7,080                                    6,580
                                                  --------                                 --------
                  Total Liabilities and
                   Shareholders' Equity           $131,271                                 $132,300
                                                  ========                                 ========
Net Interest Income                                             $5,050                                    $ 5,119
                                                                ======                                    =======
Net Yield on Interest-Earning Assets                                          4.31%                                    4.40%
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

                                                                             Year Ended December 31, 2001
                                                                                          over
                                                                             Year Ended December 31, 2000
                                                                   -------------------------------------------------
                                                                                 Increase (Decrease)
                                                                                    Due to Change
                                                                                (dollars in thousands)
                                                                   -------------------------------------------------
                                                                      Volume             Rate             Change
                                                                   -------------     -------------     -------------
Interest-Earning Assets:
   Investment Securities                                           $  (844)            $  (505)          $(1,349)
   Federal Funds Sold                                                   63                 (63)               --
   Other Earning Assets                                                (24)                (22)              (46)
   Loans                                                             1,130                (577)              553
                                                                   -------             --------          --------
                       Total Interest Income                           325              (1,167)             (842)

Interest-Bearing Liabilities:
   NOW, Savings and Money Market                                       105                   6               111
   Time Deposits under $100,000                                         73                (290)             (217)
   Time Deposits $100,000 or More                                      344                 (81)              263
   Borrowed Funds                                                   (1,270)                340              (930)
                                                                   -------             --------          --------
                       Total Interest Expense                         (748)                (25)             (773)
                                                                   -------             --------          --------
Interest Differential or Net
   Interest Income                                                 $ 1,073             $(1,142)          $   (69)
                                                                   =======             =======           =======

Year Ended December 31, 2001 Compared to December 31, 2000

For 2001, our net interest income was $5.05 million, a slight decrease compared to $5.12 million for 2000. This nominal decrease was primarily due to the re-positioning of our balance sheet in 2001.

Interest income was $9.30 million for 2001, an $842,000 decline or 8.3% from the $10.14 million reported in 2000. This decline was the combination of a decrease in interest income of $1.2 million due to decreasing interest rates partially offset by a $325,000 increase due to our repositioning assets from investments to loans. Loans, our highest yielding asset, increased from 65% of our average interest-earning assets in 2000 to 77% in 2001. Even with this repositioning of assets, our yield on interest-earning assets declined 79 basis points from 8.73% in 2000 to 7.94% in 2001.

Interest expense in 2001 decreased $773,000 to $4.25 million compared to $5.02 million in 2000. This decrease was also comprised of two factors, $437,000 was related to declining interest rates and $508,000 was due to repositioning of our balance sheet. During 2001, we decreased our dependency on other borrowings, our most expensive source of funding. During 2000, other borrowings represented 28% of our total interest-bearing liabilities while in 2001 these funds represented only 13% of our total interest-bearing liabilities.

Provision for Loan Losses

We make provisions for loan losses to bring our total allowance for loan losses to a level we deem appropriate. We base our determination on such factors as our historical experience, the volume and type of lending we conduct, the amount of our nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in our portfolio. The amount we provide for loan losses is charged to earnings. Our provision for loan losses was $250,000 for 2001 compared to $235,000 for 2000

Noninterest Income

Noninterest income for 2001 was $1.9 million, an increase of $1 million when compared to $924,000 for 2000. This increase is primarily the result of a one-time gain of $1.2 million resulting from the sale of one of our branches.

Noninterest Expense

Noninterest expense increased slightly in 2001 to $6.8 million from $5.8 million in 2000, an increase of approximately $950,000 or 16.3%. This increase was comprised of a $400,000 charge to establish a reserve for potential litigation losses, the addition of several relationship officers, a significant increase in rent from our existing Marina del Rey branch, and the additional rent from our new Marina del Rey branch , offset partially by the elimination of costs associated with the branch we sold on October 26, 2001.

Income Taxes

During 2001 we recorded a $106,000 provision for income taxes. This resulted in an effective tax rate of approximately 28% on income before income taxes and non-deductible goodwill amortization. During 2000 we recorded income tax expense of $159,000. This resulted in an effective tax rate of approximately 41% on income before income taxes and non-deductible goodwill amortization. See also
Note I to the consolidated financial statements for more information on income taxes.

Liquidity and Asset/Liability Management

The objective of our asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of our capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to its shareholders.

The Bank's liquidity, which primarily represents our ability to meet fluctuations in deposit levels and provide for customers' credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds being gathered and the assets being funded. The Bank's liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits, short-term certificates of deposit, and overnight purchases of federal funds. Short-term investments, primarily federal funds sold and reverse repurchase lines of credit provided by our correspondent banks, are the primary means for providing immediate liquidity. In order to meet the Bank's liquidity requirements, we endeavor to maintain an appropriate liquidity ratio. The liquidity ratio is equivalent to the sum of cash and noninterest-earning deposits, interest-earning deposits, federal funds sold, and investment securities, divided by deposits. As of December 31, 2001 and 2000, the Bank's liquidity ratio was 22.8% and 39.2%, respectively.

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

                                                                             Estimated Maturity or Reporting
                                                     -------------------------------------------------------------------------------
                                                                      Over Three
                                                                        Months             Over
                                                      Up to            To Less            One to            Over
                                                      Three            Than One            Five             Five
                                                     Months              Year              Year             Years           Total
                                                     --------          --------          --------          --------         --------
                                                                                 (dollars in thousands)
Interest-Earning Assets:
   Time Deposits                                     $     --          $     --          $    860          $    665         $  1,525
   Investment Securities and FRB
        and FHLB Stock                                  5,847               551             9,607             5,078           21,083
   Loans                                               38,482             5,252            15,530            32,908           92,172
                                                     --------          --------          --------          --------         --------
                                                     $ 44,329          $  5,803          $ 25,137          $ 37,986         $113,255
                                                     ========          ========          ========          ========         ========

Interest-Bearing Liabilities:
   Money Market and NOW                              $ 34,981          $     --          $     --          $     --         $ 34,981
   Savings                                              3,953                --                --                --            3,953
   Time Deposits                                       21,746            20,201             1,693                --           43,640
   Other Borrowings                                       725                --               739             7,900            9,364
                                                     --------          --------          --------          --------         --------
                                                     $ 61,405          $ 20,201          $  2,432          $  7,900         $ 91,938
                                                     ========          ========          ========          ========         ========

Interest Rate Sensitivity Gap                        $(17,076)         $(14,398)         $ 22,705          $ 30,086         $ 21,317
Cumulative Interest Rate
   Sensitivity Gap                                   $(17,076)         $(31,474)         $ (8,769)         $ 21,317               --
Cumulative Interest Rate
   Sensitivity Gap Ratio
   Based on Total Assets                              (13.71%)          (25.27%)           (7.04%)           17.11%               --

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

Lending Activities

We originate and purchase loans for our own portfolio and for possible sale in the secondary market. Our loans include single family residential loans, commercial business, commercial real estate loans, construction loans, and consumer loans.

The following table sets forth the composition of our loan portfolio by type of loan at the periods indicated:

                                                                       December 31,
                                                                 -------------------------
                                                                   2001             2000
                                                                 --------         --------
                                                                   (dollars in thousands)
Loans:
   Commercial                                                    $ 17,254         $ 12,666
   Consumer                                                           670            1,401
   Construction Financing                                           9,605            8,561
   Real Estate - Residential, 1 to 4 Units                         16,150           17,163
   Real Estate  - Other                                            48,720           44,010
                                                                 --------         --------
                              Total Loans                          92,399           83,801
Net Deferred Loan Fees                                               (134)            (115)
Allowance for Loan Losses                                          (1,219)            (964)
                                                                 --------         --------
Net Loans                                                        $ 91,046         $ 82,722
                                                                 ========         ========

Commitments:
   Standby Letters of Credit                                     $     --         $     --
   Undisbursed Loans and Commitments to Grant Loans                14,719           13,820
                                                                 --------         --------
                        Total Commitments                        $ 14,719         $ 13,820
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

We make construction financing loans primarily as interim loans made to finance the construction of commercial and single family residential property. These loans are typically short term and located in our market area. We do not make loans for speculative or tract housing construction or for the acquisition of raw land.

Our 1 - 4 unit residential real estate loans consists primarily of single family residential loans. These loans include home equity lines of credit. We make these loans based on the borrower's cash flow and secure the loan by a first or second deed of trust on the property. Our general policy is to restrict our residential loans to no more than 80% of the appraised value of the property. In order to supplement our loan portfolio and to enhance geographical diversity, we have purchased single family residential loans from other financial institutions. In order to minimize prepayment risk, we have paid little or no premium for loan pools with the following criteria:

     o    well-seasoned and well-collaterized conforming mortgages,

     o borrowers with sound credit who demonstrate the ability to service the debt, and

     o    a stable and consistent cash flow.

We review each loan within the pool and eliminate those individual loans which do not meet our underwriting standards. As of December 31, 2001, these loans totaled $8.2 million and were secured by residential properties in Arizona ($4.2 million in loans), Maine ($2.8 million in loans) and Iowa ($1.2 million in loans). We do not service these loans.

Our other real estate loans consist primarily of commercial and industrial real estate loans. We make these loans based on the income generating capacity of the property and the cash flow of the borrower. These loans are secured by the property. Our general policy is to restrict these loans to no more than 75% of the lower of the appraised value or the purchase price of the property. We offer both fixed and variable rate loans with maturities which generally do not exceed 15 years, unless the loans are Small Business Administration ("SBA") loans secured by real estate or other commercial real estate loans easily sold in the secondary market.

Many of our loans have floating rates tied to our base rate or other market rate indicator, the majority of which are adjusted at least quarterly. The following table shows the maturity distribution of the fixed rate portion of the loan portfolio and the repricing portion of the variable rate portion of the loan portfolio outstanding as of December 31, 2000:

                         Over
                       3 months          Due after         Due after      Due after five
    3 months            through         one year to     three years to     years through      Due after
     Or Less           12 months        three years       five years          15 years         15 years          Total
------------------  ----------------  ----------------  ----------------  ----------------  ---------------  ---------------
                                                   (dollars in thousands)
        $  38,482         $   5,252         $   5,262         $  10,268         $  25,722         $  7,186         $ 92,172
==================  ================  ================  ================  ================  ===============
                                                                          Loans on nonaccrual                           227
                                                                                                             ---------------

                                                                          Total Loans                              $ 92,399
                                                                                                             ===============

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

We grade our loans from "acceptable" to "loss", depending on credit quality, with "acceptable" representing loans with an acceptable degree of risk given the favorable aspects of the credit and with both primary and secondary sources of repayment. Classified loans or substandard loans are ranked below "acceptable" loans. As these loans are identified in our review process, we add them to our internal watchlist and establish loss allowances for them. Additionally, our loans are examined regularly by the OCC and semi-annually by an independent outside loan review firm. We do not return a loan to accrual status until it is brought current with respect to both principal and interest payments, the loan is performing to current terms and conditions, the interest rate is commensurate with market interest rates and future principal and interest payments are no longer in doubt at which time a further review of loans is conducted.

The following table provides information with respect to the components of our nonperforming assets at the dates indicated:

                                                                                   For the Year Ended
                                                                                       December 31,
                                                                            --------------------------------
                                                                                2001               2000
                                                                            -------------      -------------
                                                                                (dollars in thousands)
Non-Accrual Loans                                                               $227               $  318
Loans 90 Days Past Due and Still Accruing                                          9                   --
Restructured Loans                                                                --                   --
                                                                                ----               ------
                                       Total Nonperforming Loans                 236                  318
Classified Investments                                                           572                   --
Other Real Estate Owned                                                           --                   --
                                                                                ----               ------
                                      Total Nonperforming Assets                $808               $  318
                                                                                ====               ======

Non-Accrual Loans as a Percentage of Total Loans                                0.25%                0.38%
Loans 90 Days Past Due as a Percentage of Total Loans                             --                   --
Restructured Loans as a Percentage of Total Loans                                 --                   --
                                                                                ----               ------
Nonperforming Loans as a Percentage of Total Loans                              0.25%                0.38%
                                                                                ====               ======
Allowance for Loan Losses as a Percentage of
   Nonperforming Loans                                                        516.53%              303.14%
Nonperforming Assets as a Percentage of Total Assets                            0.65%                0.28%

Restructured loans are those loans where we have made concessions in interest rates or repayment terms have been made to assist the borrower. Non-accrual loans are generally loans which are past due 90 days or are loans that management believes the interest upon which may not be collectible. At December 31, 2001 and December 31, 2000, the majority of our non-accrual loans were secured by real estate.

Classified investments as of December 31, 2001 were comprised of one investment security which we classified as "less than investment grade". This security was sold in 2002 for a loss of approximately $2.

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

Allowance for Loan Losses

The following table summarizes, for the periods indicated, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses:

                                                                      For the Year Ended
                                                                          December 31,
                                                                -------------------------------
                                                                   2001                 2000
                                                                ----------           ----------
                                                                     (dollars in thousands)
Allowance For Loan Losses:
Balance at Beginning of Period                                  $      964           $      871
Actual Charge-offs:
   Commercial                                                          116                   84
   Consumer                                                             10                   21
   Real Estate                                                          16                  179
                                                                ----------           ----------
                                     Total Charge-Offs                 142                  284
                                                                ----------           ----------
Less Recoveries:
   Commercial                                                           51                  103
   Consumer                                                             17                   16
   Real Estate                                                          79                   23
                                                                ----------           ----------
                                      Total Recoveries                 147                  142
                                                                ----------           ----------
Net Loans Charged Off                                                   (5)                 142
Provision for Loan Losses                                              250                  235
                                                                ----------           ----------
Balance at End of Period                                        $    1,219           $      964
                                                                ==========           ==========

Ratios:

Net Loans Charged Off  to Average Loans                              (0.01%)               0.19%
Allowance for Loan Losses to Total Loans                              1.32%                1.15%

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

The following table summarizes the allocation of the allowance for loan losses by loan type for the periods indicated (dollar amounts in thousands):

                                                                          December 31,
                                                ----------------------------------------------------------------
                                                             2001                              2000
                                                ------------------------------    ------------------------------
                                                                  Percent of                        Percent of
                                                                   Loans in                          Loans in
                                                                   Category                          Category
                                                  Allowance        to Toal         Allowance         to Toal
                                                   Amount           Loans            Amount           Loans
                                                --------------   -------------    -------------    -------------

Commercial                                         $   275            23.3%          $   247             15.1%
Consumer                                                 6             0.7%               11              1.7%
Construction Financing                                 105            11.4%               --             10.2%
Real Estate - Residential, 1 to 4 Units                145            15.5%               32             20.5%
Real Estate - Other                                    469            49.1%               97             52.5%
Unallocated                                            219             N/A               577              N/A
                                                   -------         -------           -------          -------
                                                   $ 1,219           100.0%          $   964            100.0%
                                                   ========        =======           =======          =======

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

                                                                         December 31,                   December 31,
                                                              ----------------------------------    -------------------
                                                                             2001                           2000
                                                              ----------------------------------    -------------------
                                                                                        Weighted
                                                                Book        Market       Average     Book        Market
                                                                Value       Value         Yield      Value       Value
                                                               -------     -------       -------    -------     -------
Available-for-Sale Securities:
   U.S. Agencies:
      One to Five Years                                        $ 8,000     $ 8,000         4.1%     $   999     $   995
      Five to Ten Years                                             --          --                    4,000       3,930
      Over Ten Years                                                --          --                    1,000         998
                                                               -------     -------                  -------     -------
                                 Total U.S. Agency               8,000       8,000         4.1%       5,999       5,923

   U.S. Treasuries - Over Ten Years                                 --          --                      532         495

   Trust  Preferred Securities:
      One Year or Less                                           4,012       3,940         5.0%          --          --
      Over Ten Years                                             1,908       1,867         3.3%       1,905       1,897
                                                               -------     -------                  -------     -------
                  Total Trust Preferred Securities               5,920       5,807         4.4%       1,905       1,897

   Corporate Notes:
      One Year or Less                                             709         551         7.7%          --          --
      One to Five Years                                            504         513         6.0%       3,937       3,624
                                                               -------     -------                  -------     -------
                             Total Corporate Notes               1,213       1,064         7.0%       3,937       3,624

   Mortgage-Backed Securities                                    5,323       5,358         5.0%      23,089      22,763
                                                               -------     -------                  -------     -------
               Total Available-for-Sale Securities             $20,456     $20,229         4.7%     $35,462     $34,702
                                                               =======     =======                  =======     =======

Deposits

Deposits are the primary source of funding for our lending and investing needs. Total deposits were $107.2 million at December 31, 2001 and $110.2 million at December 31, 2001.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                                                          For the Year Ended December 31,
                                                              -----------------------------------------------------
                                                                        2001                         2000
                                                              ------------------------     ------------------------
                                                               Average        Average       Average        Average
                                                               Balance         Rate         Balance         Rate
                                                              ---------      ---------     ---------      ---------
                                                                              (dollars in thousands)
NOW                                                           $   9,446          1.46%     $   9,468          1.81%
Savings Deposits                                                  4,098          2.16%         4,743          2.23%
Money Market Accounts                                            17,630          3.36%        12,906          3.35%
TCD Less than $100,000                                           30,187          4.69%        28,968          5.64%
TCD $100,000 or More                                             19,023          4.75%        11,322          5.65%
                                                              ---------                    ---------
              Total Interest-Bearing Deposits                    80,384          3.91%        67,407          4.43%

Non Interest-Bearing Demand Deposits                             30,326                       32,017
                                                              ---------                    ---------

                               Total Deposits                 $ 110,710          2.84%     $  99,424          3.00%
                                                              =========                    =========

The scheduled maturity distribution of our time deposits of $100,000 or greater, as of December 31, 2001, were as follows (dollar amounts in thousands):

             Three Months or Less                     $ 7,535
             Over Three Months to One Year              7,530
             Over One Year to Three Years                 350
             Over Three Years                             100
                                                      -------
                                      Total           $15,515
                                                      =======

Short-Term and Other Borrowings

The following table summarizes short-term borrowings and weighted average rates (dollar amounts in thousands):

                                                                   2001
                                        -------------------------------------------------------
                                                        Maximum
                                         Ending         Month-End        Average        Average
                                         Balance         Balance         Balance         Rate
                                        --------        --------        --------       --------
Short-Term Borrowings                   $    725        $ 10,000        $  3,938          4.85%
Long-Term Borrowings                       8,639           8,952           8,430         10.96%

                                                                   2000
                                        -------------------------------------------------------
                                                        Maximum
                                         Ending         Month-End        Average        Average
                                         Balance         Balance         Balance         Rate
                                        --------        --------        --------       --------
Short-Term Borrowings                   $ 10,000        $ 23,000        $ 18,304          6.41%
Long-Term Borrowings                       7,448           7,535           7,513         11.00%

For further information concerning our borrowings, see Notes F, G and H of the notes to our consolidated financial statements included in Item 8.

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

ITEM 8. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
and Board of Directors of First Coastal Bancshares

We have audited the accompanying consolidated balance sheets of First Coastal Bancshares and Subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Coastal Bancshares and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

VAVRINEK, TRINE, DAY & CO., LLP

Laguna Hills, California
January 8, 2002

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                          (Dollar Amounts in Thousands)

                                                                                     2001                 2000
                                                                                  ---------            ---------
ASSETS

Cash and Due from Banks                                                           $   2,717            $   7,322
                                                                                  ---------            ---------
                                          CASH AND CASH EQUIVALENTS                   2,717                7,322

Time Deposits in Other Financial Institutions                                         1,525                   --
Investment Securities Available for Sale                                             20,229               34,702
Federal Reserve and Federal Home Loan Bank Stock, at Cost                               854                1,175

Loans:
   Commercial                                                                        17,254               12,666
   Real Estate - Construction                                                         9,605                8,561
   Real Estate - Residential, 1 to 4 Units                                           16,150               17,163
   Real Estate - Other                                                               48,720               44,010
   Consumer                                                                             670                1,401
                                                                                  ---------            ---------
                                                        TOTAL LOANS                  92,399               83,801

   Net Deferred Loan Fees                                                              (134)                (115)
   Allowance for Loan Losses                                                         (1,219)                (964)
                                                                                  ---------            ---------
                                                          NET LOANS                  91,046               82,722

Premises and Equipment, Net                                                             614                  676
Goodwill, Net                                                                         4,625                5,048
Net Deferred Tax Assets                                                                 971                1,221
Accrued Interest and Other Assets                                                     1,988                2,798
                                                                                  ---------            ---------

                                                       TOTAL ASSETS               $ 124,569            $ 135,664
                                                                                  =========            =========

The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                          (Dollar Amounts in Thousands)

                                                                                    2001            2000
                                                                                 ---------       ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                                                    $  24,607       $  32,822
   Money Market and NOW                                                             34,981          22,412
   Savings                                                                           3,953           3,995
   Time Deposits Under $100,000                                                     28,125          29,601
   Time Deposits $100,000 and Over                                                  15,515          21,331
                                                                                 ---------       ---------
                                                      TOTAL DEPOSITS               107,181         110,161

Short-Term Borrowings                                                                  725          10,000
Long-Term Debt                                                                       2,039             848
Company Obligated Mandatorily Redeemable Preferred Securities
   of Subsidiary Trust Holding Solely Junior Subordinated
      Debentures                                                                     6,600           6,600
Accrued Interest and Other Liabilities                                               1,057           1,071
                                                                                 ---------       ---------
                                                   TOTAL LIABILITIES               117,602         128,680

Commitments and Contingencies - Notes D and J                                           --              --

Shareholders' Equity:
   Preferred Stock - Series A, Authorized 5,000,000 Shares;
      Issued and Outstanding 317,625 at December 31, 2001
         and 2000, Liquidation Value of $2,144 Plus
            Accumulated Dividends                                                    1,993           1,993
   Common Stock - Authorized 10,000,000 Shares;
      Issued and Outstanding 1,253,270 at December 31, 2001 and
         1,241,413 at December 31, 2000                                              6,584           6,551
   Accumulated Deficit Since July 1, 1997                                           (1,476)         (1,112)
   Accumulated Other Comprehensive Income - Net Unrealized
      Loss on Investment Securities Available for Sale,
         net of Taxes of $93 in 2001 and $312 in 2000                                 (134)           (448)
                                                                                 ---------       ---------
                                          TOTAL SHAREHOLDERS' EQUITY                 6,967           6,984
                                                                                 ---------       ---------

                          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 124,569       $ 135,664
                                                                                 =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2001 and 2000
            (Dollar Amounts in Thousands, Except for Per Share Data)

                                                                                    2001           2000
                                                                                 ---------      ---------
INTEREST INCOME
   Interest and Fees on Loans                                                    $   7,944      $   7,391
   Interest on Investment Securities                                                 1,215          2,564
   Other Interest Income                                                               141            187
                                                                                 ---------      ---------
                                                TOTAL INTEREST INCOME                9,300         10,142
INTEREST EXPENSE
   Interest on Savings, Money Market and NOW                                           820            709
   Interest on Time Deposits                                                         2,320          2,274
   Other Interest Expense                                                            1,110          2,040
                                                                                 ---------      ---------
                                               TOTAL INTEREST EXPENSE                4,250          5,023
                                                                                 ---------      ---------

                                                  NET INTEREST INCOME                5,050          5,119
PROVISION FOR LOAN LOSSES                                                              250            235
                                                                                 ---------      ---------
                                            NET INTEREST INCOME AFTER
                                            PROVISION FOR LOAN LOSSES                4,800          4,884
NONINTEREST INCOME
   Service Charges and Fees                                                            623            608
   Deposit Premium Received on Sale of Branch                                        1,206             --
   Gain on Sale of Investment Securities Available for Sale                             42             --
   Other Income                                                                         63            316
                                                                                 ---------      ---------
                                                                                     1,934            924
NONINTEREST EXPENSE
   Salaries and Employee Benefits                                                    2,752          2,571
   Occupancy                                                                           705            575
   Furniture and Equipment                                                             328            324
   Data Processing                                                                     419            404
   Promotional                                                                         233            163
   Legal and Accounting                                                                183            152
   Office                                                                              313            308
   Goodwill Amortization                                                               424            405
   Provision for Litigation Losses                                                     400             --
   Other Expenses                                                                    1,019            924
                                                                                 ---------      ---------
                                                                                     6,776          5,826
                                                                                 ---------      ---------
                                             LOSS BEFORE INCOME TAXES                  (42)           (18)
Income Taxes                                                                           106            159
                                                                                 ---------      ---------
                                                             NET LOSS            $    (148)     $    (177)
                                                                                 =========      =========
Per Share Data:
   Net Loss - Basic                                                              $   (0.29)     $   (0.32)

The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years Ended December 31, 2001 and 2000
                          (Dollar Amounts in Thousands)


                                                                   Common Stock                    Accumulated   Accumulated
                                                              ----------------------                  Deficit       Other
                                                Preferred     Number of              Comprehensive     Since    Comprehensive
                                                  Stock         Shares      Amount       Income    July 1, 1997     Income
                                                ----------    ---------   ----------   ----------   ----------    ----------
January 1, 2000                                 $    1,993    1,232,428   $    6,527                $     (721)   $   (1,210)

Sale of Treasury Shares                                           8,985           24

Dividends - Preferred Stock                                                                               (214)

Comprehensive Income
Net Loss                                                                               $     (177)        (177)

Change in Unrecognized Gain
   of Securities Available for Sale,
      net of Taxes of $530                                                                    762                        762
                                                                                       ----------
      Total Comprehensive Income                                                       $      585
                                                                                       ==========
                                                ----------    ---------   ----------                ----------    ----------

December 31, 2000                                    1,993    1,241,413        6,551                    (1,112)         (448)

Sale of Treasury Shares                                          11,857           33

Dividends - Preferred Stock                                                                               (216)

Comprehensive Income
Net Loss                                                                               $     (148)        (148)

Change in Unrecognized Gain
   of Securities Available for Sale,
      net of Taxes of $236                                                                    339                        339

Less Reclassification Adjustments
   for Gains included in Net
      Loss, net of Taxes of $17                                                               (25)                       (25)
                                                                                       ----------
      Total Comprehensive Income                                                       $      191
                                                                                       ==========
                                                ----------    ---------   ----------                ----------    ----------

December 31, 2001                               $    1,993    1,253,270   $    6,584                $   (1,476)   $     (134)
                                                ==========   ==========   ==========                ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2001 and 2000
                          (Dollar Amounts in Thousands)

                                                                                        2001            2000
                                                                                      --------        --------
OPERATING ACTIVITIES
   Net Loss                                                                           $   (148)       $   (177)
   Adjustments to Reconcile Net Loss to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                                     751             651
         Provision for Loan Losses                                                         250             235
         Gain on Sale of Branch                                                         (1,200)             --
         Gain on Sale of Investment Securities                                             (42)             --
         Provision for Litigation Losses                                                   400              --
         Deferred Income Taxes                                                              31             157
         Other Items - Net                                                                 246            (725)
                                                                                      --------        --------
                             NET CASH PROVIDED BY OPERATING ACTIVITIES                     288             141

INVESTING ACTIVITIES
   Increase in Time Deposits in other Financial Institutions                            (1,525)             --
   Net Change in FRB and FHLB Stock                                                        321             422
   Purchases of Available-for-Sale Securities                                          (12,055)         (3,944)
   Proceeds from Sales of Available-for-Sale Securities                                 24,173           7,690
   Proceeds from Maturities of Available-for-Sale Securities                             2,895           1,389
   Net Change in Loans                                                                 (11,271)        (10,508)
   Net Payment to Acquirer on Sale of Branch                                           (15,504)             --
   Purchases of Premises and Equipment                                                    (266)           (326)
                                                                                      --------        --------
                                 NET CASH USED BY INVESTING ACTIVITIES                 (13,232)         (5,277)

FINANCING ACTIVITIES
   Net Change in  Deposits                                                              16,606          20,541
   Net Change in Other Borrowings                                                       (8,084)        (15,087)
   Dividends Paid                                                                         (216)           (214)
   Proceeds from Sale of Treasury Shares                                                    33              24
                                                                                      --------        --------
                             NET CASH PROVIDED BY FINANCING ACTIVITIES                   8,339           5,264
                                                                                      --------        --------

                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (4,605)            128
                        CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   7,322           7,194
                                                                                      --------        --------

                              CASH AND CASH EQUIVALENTS AT END OF YEAR                $  2,717        $  7,322
                                                                                      ========        ========

Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                                                      $  4,372        $  4,967
   Income Taxes Paid                                                                  $     --        $      2

The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of First Coastal Bancshares (the "Company") and its wholly-owned Subsidiaries, First Coastal Bank, N.A. (the "Bank") and First Coastal Capital Trust (the "Trust").

Nature of Operations

The Bank has been organized as a single reporting segment and operates three branches in the West Los Angeles area of Southern California. The Bank's primary source of revenue is providing loans to clients, who are predominately small and middle-market businesses and individuals.

The Trust was formed solely to issue and pay dividends on the 11.875% Cumulative Preferred Stock (See also Note H).

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one day periods.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2001.

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

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received and all principal has been repaid.

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

Allowance for Loan Losses

The allowance for possible loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Monthly detailed reviews are performed to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense. Loans identified as less than "acceptable" are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Additionally, management considers the inherent risk present in the "acceptable" portion of the loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

In June 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective starting with fiscal years beginning after December 15, 2001. This Statement establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by the APB Opinion No. 17. The Statement also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. Management believes that the adoption of the Statement will not have a material effect on the Company's financial statements. Amortization expense charged to operations for 2001 and 2000 was $424 and $405, respectively.

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

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Earnings Per Share (EPS)

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

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                          (Dollar Amounts in Thousands)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Derivative Financial Instruments

Interest rate caps are used to manage the Company's exposure to interest rate risk. These instruments are allocated to the assets or liabilities being managed and are recorded in the financial statements at cost. The costs of interest rate caps are amortized over the effective period of the contract. The Company currently holds interest rate caps with a notional amount of $40 million with various contract expiration dates through 2003.

NOTE B - INVESTMENT SECURITIES

Investment securities have been classified in the balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31 were as follows:

                                                                        Gross              Gross
                                                   Amortized         Unrealized          Unrealized            Fair
                                                     Cost               Gains              Losses              Value
                                                   --------           --------            --------            --------
Available-for-Sale Securities:
December 31, 2001:
   U.S. Government Agencies                        $  8,000           $     --            $     --            $  8,000
   Trust Preferred Securities                         5,920                  6                (119)              5,807
   Corporate Notes                                    1,213                  9                (158)              1,064
   Mortgage-Backed Securities                         5,323                 57                 (22)              5,358
                                                   --------           --------            --------            --------

                                                   $ 20,456           $     72            $   (299)           $ 20,229
                                                   ========           ========            ========            ========

December 31, 2000:
   U.S. Treasury                                   $    532           $     --            $    (37)           $    495
   U.S. Government Agencies                           5,999                 --                 (76)              5,923
   Trust Preferred Securities                         1,905                  1                  (9)              1,897
   Corporate Notes                                    3,936                  3                (315)              3,624
   Mortgage-Backed Securities                        23,090                  2                (329)             22,763
                                                   --------           --------            --------            --------

                                                   $ 35,462           $      6            $   (766)           $ 34,702
                                                   ========           ========            ========            ========

Investment securities carried at $13,358 and $23,009 on December 31, 2001 and 2000, respectively, were pledged to secure short-term borrowings.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                          (Dollar Amounts in Thousands)

NOTE B - INVESTMENT SECURITIES - Continued

The amortized cost and estimated fair value of all debt securities as of December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Amortized        Fair
                                                         Cost           Value
                                                       ---------      ---------

Due in One Year or Less                                $   4,722      $   4,491
Due from One Year to Five Years                            8,504          8,513
Over Ten Years                                             1,907          1,867
Mortgage-Backed Securities                                 5,323          5,358
                                                       ---------      ---------

                                                       $  20,456      $  20,229
                                                       =========      =========

NOTE C - LOANS

The Bank's loan portfolio consists primarily of loans to borrowers within Los Angeles County. The Bank has also purchased loans outstanding of $8,248 and $11,491, at December 31, 2001 and 2000, respectively, secured by residential properties in Arizona, Maine, and Iowa.

Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank's market area and, as a result, the Bank's loan and collateral portfolios are, to some degree, concentrated in those industries.

A summary of the changes in the allowance for loan losses as of December 31 follows:

                                                          2001           2000
                                                       ---------      ---------

Balance at Beginning of Year                           $     964      $     871
Additions to the Allowance Charged to Expense                250            235
Recoveries on Loans Charged Off                              147            143
                                                       ---------      ---------
                                                           1,361          1,249
Less Loans Charged Off                                      (142)          (285)
                                                       ---------      ---------

                                                       $   1,219      $     964
                                                       =========      =========

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                          (Dollar Amounts in Thousands)


NOTE C - LOANS - Continued

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

                                                         2001            2000
                                                       -------         -------

Recorded Investment in Impaired Loans                  $   227         $   318
                                                       =======         =======

Related Allowance for Loan Losses                      $     7         $    18
                                                       =======         =======

Average Recorded Investment in Impaired Loans          $   359         $   582
                                                       =======         =======

Interest Income Recognized for Cash Payments             None            None
                                                       =======         =======

In the ordinary course of business, the Bank has granted loans to certain executive officers, directors and employees with which they are associated. In the Bank's opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons.

The following is a summary of the activity in these loans:

                                                         2001            2000
                                                       -------         -------

Balance at Beginning of Year                           $    79         $    --
Advances                                                    --              92
Principal Repayments                                       (62)            (13)
                                                       -------         -------

Balance at End of Year                                 $    17         $    79
                                                       =======         =======

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                          (Dollar Amounts in Thousands)


NOTE D - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

                                                        2001          2000
                                                      --------      --------

Leasehold Improvements                                $  1,031      $    974
Furniture, Fixtures, and Equipment                       1,832         1,810
                                                      --------      --------
                                                         2,863         2,784
Less Accumulated Depreciation and Amortization          (2,249)       (2,108)
                                                      --------      --------

                                                      $    614      $    676
                                                      ========      ========

The Bank leases its branch facilities under operating leases that expire at various dates through 2012. The Bank intends to relocate its Marina del Rey branch and also open a new branch in Manhattan Beach in early 2002. The Manhattan Beach branch lease has fixed payments for the first five years of the lease and then in year six the monthly rental is adjusted to the then current market rate for similar property. Most of these leases include adjustments based on cost of living increases as well as the payment of a pro rata share of common area operating costs.

At December 31, 2001, approximate future minimum annual rental payments under noncancellable operating lease agreements are as follows:

                                                      El        Marina                 Manhattan
                                                    Segundo     del Rey     Gardena      Beach        Total
                                                    --------    --------    --------    --------    --------
     2002                                           $     98    $     89    $    119    $    180    $    486
     2003                                                 41         106         119         185         451
     2004                                                 --         106          --         190         296
     2005                                                 --         106          --         196         302
     2006                                                 --         106          --         202         308
     Thereafter                                           --         194          --       1,047       1,241
                                                    --------    --------    --------    --------    --------
     Total Minimum Payments Required

                                                    $    139    $    707    $    238    $  2,000    $  3,084
                                                    ========    ========    ========    ========    ========

Total rent expense included in the statements of operations is approximately $442 for 2001 and $392 for 2000.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                          (Dollar Amounts in Thousands)


NOTE E - DEPOSITS

At December 31, 2001, the scheduled maturities of time deposits are as follows:

               Within One Year                     $  41,947
               One to Three Years                      1,431
               Over Three Years                          262
                                                   ---------

                                                   $  43,640
                                                   =========

NOTE F - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2001 were comprised of an overnight purchase of Federal Funds from Wells Fargo Bank.

NOTE G - LONG-TERM DEBT

The Company owes $739 to a correspondent bank, through the issuance of a promissory note that matures on July 15, 2003. This loan requires monthly payments of interest between prime plus 1.25% and prime plus 2.0%, depending on the deposit balance maintained by the Bank at the correspondent bank, and principal payments of $130 and $609 in 2002 and 2003, respectively. This loan is secured by the common stock of the Bank, which is wholly owned by the Company.

The Bank owes $1,300 to an officer and director of the Company, through the issuance of a subordinated capital note that matures on July 1, 2008. This loan requires monthly payments of interest equal to prime plus 2.0%. This note is subordinated to the depositors and creditors of the Bank.

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

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                          (Dollar Amounts in Thousands)


NOTE H - MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES- Continued

In connection with the offering of the Trust Preferred Securities by the Trust and the subordinated debentures by the Company, the Company incurred underwriting fees, professional fees and other costs of $1,020. Net of amortization these cost total $924 at December 31, 2001 and are included in other assets. These costs are amortized over the contractual term of the Trust Preferred Securities, thirty years.

Distributions to holders of the Preferred Securities are recognized through the income statement as interest expense. Total distribution made was $784 for each of the years ended December 31, 2001 and 2000.

NOTE I - INCOME TAXES

The provisions for income taxes included in the consolidated statements of operations consist of the following:

                                                         2001            2000
                                                       -------         -------
Current:
   Federal                                             $     4         $    --
   State                                                    71               2
                                                       -------         -------
                                                            75               2
Deferred                                                    31             157
                                                       -------         -------

                                                       $   106         $   159
                                                       =======         =======

A comparison of the income tax provision using federal statutory income tax rates to the Company's actual income tax provision follows:

                                                         2001            2000
                                                       -------         -------

Federal Tax (Benefit) at Statutory Rate of 34%         $   (14)        $    (7)
California Franchise Taxes,
  Net of Federal Tax Benefit                                28              29
Nondeductible Goodwill Amortization                        144             138
Tax Exempt Dividends                                       (55)             --
Other Items - Net                                            3              (1)
                                                       -------         -------

Company's Actual Income Tax Provision                  $   106         $   159
                                                       =======         =======

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                          (Dollar Amounts in Thousands)


NOTE I - INCOME TAXES - Continued

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the potential deferred tax asset at December 31 relate to the following:

                                                                     2001             2000
                                                                  ---------        ---------
Deferred Tax Assets:
   Allowance for Loan Losses Due to Tax Limitations               $     369        $     266
   Net Loss Carryforwards                                               232              426
   Unrealized Loss on Investment Securities                              93              312
   Other Assets                                                         302              268
                                                                  ---------        ---------
                                                                        996            1,272
Deferred Tax Liabilities:
   Premises and Equipment Due to Depreciation Difference                 --              (24)
   Other Liabilities                                                    (25)             (27)
                                                                  ---------        ---------
                                                                        (25)             (51)
                                                                  ---------        ---------

Net Deferred Taxes                                                $     971        $   1,221
                                                                  =========        =========

The Bank has net operating loss carryforwards of approximately $682 and $7 for federal income and state franchise tax purposes, respectively. Net operating loss carryforwards, to the extent not used, will expire in varying amounts through 2012. Due to ownership changes that have occurred at the Bank, the net loss carryforwards reported, and the related deferred tax assets, have been reduced to those allowable under Internal Revenue Code Section 382.

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

As of December 31, 2001 and 2000, the Bank had commitments to extend credit of $14,719 and $13,820, respectively, whose contractual amount represents credit risk.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
              (Dollar Amounts in Thousands, Except Per Share Data)


NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

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

The Bank is involved in various litigation, which has arisen in the ordinary course of its business. During 2001, the Bank established a $400 reserve for losses on litigation based on managements analysis and opinion of legal counsel. These matters have not been settled and the Bank is still aggressively defending itself.

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk-free rates of 6.0% in 2000, disregarding any volatility and expected lives of five years in each year. The weighted-average fair value of options granted during 2000 was $1.45.

A summary of the status of the Bank's fixed stock option plan, as of December 31, 2001 and 2000:

                                                     2001                          2000
                                          -------------------------      ------------------------
                                                           Weighted                      Weighted
                                                            Average                       Average
                                                           Exercise                      Exercise
                                            Shares           Price         Shares          Price
                                          ----------       --------      ----------      --------
Outstanding at Beginning of Year             126,000       $   6.25         100,000      $   6.38
Granted                                           --                         26,000      $   5.75
Exercised                                         --                                           --
Forfeited                                       (600)      $   5.75              --
                                          ----------                     ----------
Outstanding at End of Year                   125,400       $   6.22         126,000      $   6.25
                                          ==========                     ==========

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
              (Dollar Amounts in Thousands, Except Per Share Data)


NOTE K - STOCK OPTION PLAN - Continued

The following table summarizes information about fixed options outstanding at December 31, 2001:

                            Options Outstanding                               Options Exercisable
               -------------------------------------------------          --------------------------
                                   Weighted-           Weighted-                           Weighted-
                                    Average             Average                             Average
  Exercise        Number           Remaining            Exercise             Number        Exercise
    Price      Outstanding      Contractual Life         Price            Exercisable        Price
  --------     -----------      ----------------       ---------          -----------      ---------
    $5.75         25,400           9.1 years            $  5.75              10,400         $  5.75
    $6.25         50,000           8.1 years            $  6.25              50,000         $  6.25
    $6.50         50,000           7.1 years            $  6.50              30,000         $  6.50
               -----------                                                -----------
                 125,400           7.8 years            $  6.22              90,400         $  6.28
               ===========                                                ===========

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the following pro forma amount:

                                                          2001           2000
                                                       ---------      ---------
Net Loss:
   As Reported                                         $    (148)     $    (177)
   Pro Forma                                           $    (180)     $    (209)

Per Share Data:
   Net Loss - Basic
      As Reported                                      $   (0.29)     $   (0.32)
      Pro Forma                                        $   (0.32)     $   (0.34)

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
              (Dollar Amounts in Thousands, Except Per Share Data)


NOTE L - EARNINGS PER SHARE

The following is a reconciliation of net loss and shares outstanding to the loss and the weighted-average number of shares used to compute EPS:

                                                                    2001                                  2000
                                                       ------------------------------        ------------------------------
                                                          Income             Shares             Income             Shares
                                                       -----------        -----------        -----------        -----------
Net Loss as Reported                                   $      (148)                          $      (177)
Shares Outstanding at Year End                                              1,253,270                             1,241,413
Impact of Weighting Shares
   Issued and/or Retired During the Year                                       (5,921)                               (6,775)
Dividends on Preferred Stock                                  (216)                                 (214)
                                                       -----------        -----------        -----------        -----------
                          Used in Basic EPS            $      (364)         1,247,349        $      (391)         1,234,638
                                                       ===========        ===========        ===========        ===========

The effect of outstanding options and conversion features of the preferred stock were not included, as their effect would be antidilutive due to the loss used for basic EPS.

NOTE M - PREFERRED STOCK

During 1997, the Company issued 430,000 shares of Series A 10% Cumulative Convertible Preferred Stock. The Preferred Stock is perpetual in duration and is senior to the Common Stock with respect to dividends and upon liquidation, dissolution or winding-up. The liquidation preference is $6.75 per share, plus any dividends accrued and unpaid.

Holders of Preferred Stock have the right, at their option, to convert their shares of Preferred Stock into shares of Common Stock at an exchange ratio of one share of Common Stock per share of Preferred Stock. The Preferred Stock may be redeemed by the Company at a per share price of $6.75.

NOTE N - WARRANTS

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

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                          (Dollar Amounts in Thousands)


NOTE O - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

First Coastal Bancshares operates First Coastal Bank, N.A. and First Coastal Capital Trust. The earnings of the subsidiaries are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented below:


                            CONDENSED BALANCE SHEETS

                                                                                   December 31,
                                                                             -----------------------
                                                                               2001           2000
                                                                             --------       --------
ASSETS:
   Cash                                                                      $    427       $     71
   Investment in Subsidiaries                                                  12,741         12,655
   Loans                                                                          275            975
   Other Assets                                                                 1,072          1,006
                                                                             --------       --------

                                                   TOTAL ASSETS              $ 14,515       $ 14,707
                                                                             ========       ========

LIABILITIES:
   Long-Term Debt                                                            $    739       $    848
   Subordinated Debt - Trust Preferred Securities                               6,804          6,804
   Other Liabilities                                                                5             71
                                                                             --------       --------
                                              TOTAL LIABILITIES                 7,548          7,723

                                           SHAREHOLDERS' EQUITY                 6,967          6,984
                                                                             --------       --------

                                                                             $ 14,515       $ 14,707
                                                                             ========       ========

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                          (Dollar Amounts in Thousands)


NOTE O - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - Continued


                         CONDENSED STATEMENTS OF INCOME

                                                                                     Year Ended December 31,
                                                                                    ------------------------
                                                                                       2001           2000
                                                                                    ---------      ---------
INCOME:
   Interest from Subsidiary                                                         $      24      $      24
   Other Interest                                                                          53             97
                                                                                    ---------      ---------
                                                            TOTAL INCOME                   77            121
EXPENSES:
   Interest                                                                               885            879
   Other                                                                                  203            241
                                                                                    ---------      ---------

                                                          TOTAL EXPENSES                1,088          1,120
                                                                                    ---------      ---------

                                      LOSS BEFORE INCOME TAX BENEFIT AND
                            EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY               (1,011)          (999)

INCOME TAX BENEFIT                                                                        415            409


EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY                                              448            413
                                                                                    ---------      ---------

                                                                NET LOSS            $    (148)     $    (177)
                                                                                    =========      =========

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                          (Dollar Amounts in Thousands)


NOTE O - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - Continued

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                         -------------------------
                                                                           2001            2000
                                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                              $    (148)      $    (177)
   Noncash Items Included in Net Loss:
      Equity in Income of Subsidiary                                          (448)           (413)
      Change in Other Assets and Liabilities                                  (132)             74
                                                                         ---------       ---------
                                         NET CASH USED BY
                                     OPERATING ACTIVITIES                     (728)           (516)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Dividends from Bank                                                         676              --
   Net Change in Loans                                                         700             150
                                                                         ---------       ---------
                                     NET CASH PROVIDED BY
                                     INVESTING ACTIVITIES                    1,376             150

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reductions in Long-Term Debt                                               (109)            (87)
   Sale of Treasury Shares                                                      33              24
   Dividends Paid                                                             (216)           (214)
                                                                         ---------       ---------
                                         NET CASH USED BY
                                     FINANCING ACTIVITIES                     (292)           (277)
                                                                         ---------       ---------

                               NET INCREASE (DECREASE) IN
                                CASH AND CASH EQUIVALENTS                      356            (643)

                               CASH AND CASH EQUIVALENTS,
                                     AT BEGINNING OF YEAR                       71             714
                                                                         ---------       ---------

                                CASH AND CASH EQUIVALENTS
                                        AT ENDING OF YEAR                $     427       $      71
                                                                         =========       =========

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


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

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                          (Dollar Amounts in Thousands)


NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The estimated fair value of financial instruments at December 31 are summarized as follows:

                                                             2001                             2000
                                                    ----------------------           ----------------------
                                                    Carrying        Fair             Carrying        Fair
                                                     Value          Value             Value          Value
                                                    --------      --------           --------      --------
Financial Assets:
   Cash and Due From Banks                          $  2,717      $  2,717           $  7,322      $  7,322
   Time Deposits in Banks                           $  1,525      $  1,525           $     --      $     --
   Investment Securities                            $ 20,229      $ 20,229           $ 34,702      $ 34,702
   FRB and FHLB Stock                               $    854      $    854           $  1,175      $  1,175
   Loans                                            $ 91,046      $ 96,274           $ 82,722      $ 81,465
   Unamortized Premium on Derivatives               $     --      $     --           $    195      $     15

Financial Liabilities:
   Deposits                                         $107,181      $106,306           $110,161      $103,854
   Other Borrowings                                 $  9,364      $  9,364           $ 17,448      $ 17,448

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                          (Dollar Amounts in Thousands)


NOTE Q - REGULATORY MATTERS - Continued

As of December 31, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios:

                                                                                        Amount of Capital Required
                                                                                  --------------------------------------
                                                                                  To Be Adequately        To Be Well-
                                                                   Actual            Capitalized          Capitalized
                                                             -----------------    -----------------    -----------------
                                                              Amount     Ratio     Amount     Ratio     Amount     Ratio
                                                             -------     -----    -------     -----    -------     -----
As of December 31, 2001:
      Total Capital (to Risk-Weighted Assets)                $10,274     11.1%    $ 7,404      8.0%    $ 9,255     10.0%
      Tier 1 Capital (to Risk-Weighted Assets)               $ 7,817      8.5%    $ 3,702      4.0%    $ 5,553      6.0%
      Tier 1 Capital (to Average Assets)                     $ 7,817      6.4%    $ 5,086      4.0%    $ 6,358      5.0%

As of December 31, 2000:
      Total Capital (to Risk-Weighted Assets)                $ 9,179     10.5%    $ 7,026      8.0%    $ 8,782     10.0%
      Tier 1 Capital (to Risk-Weighted Assets)               $ 7,675      8.7%    $ 3,513      4.0%    $ 5,270      6.0%
      Tier 1 Capital (to Average Assets)                     $ 7,675      6.0%    $ 5,141      4.0%    $ 6,427      5.0%

The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively. It's total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 10.7% and 3.7%, respectively, at December 31, 2001 and 11.3% and 4.6%, respectively, at December 31, 2000.

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

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                          (Dollar Amounts in Thousands)


NOTE R - RELATED PARTY TRANSACTIONS

The Company's largest shareholder is California Community LLC that owns approximately 56% of the outstanding common stock at December 31, 2001. The President and Chief Executive Officer of the Company is also the Chief Executive Officer and Manager of California Community LLC. Several of the Company's other Directors also have ownership interests in California Community LLC.

The Bank has engaged DataTech Management, Inc. to provide loan servicing and asset and liability management services. During 2001 and 2000, the Bank paid $204 and $129, respectively, for such services. As of December 31, 2000, the Company has advanced DataTech Management $275,000 under a promissory note that includes interest at the prime rate plus 1.25%, which is currently due. This advance is in the process of being refinanced. Two of the Company's executive officers and directors own DataTech Management, Inc.

One of the Company's directors owns a 25% interest in the lessor of the headquarter and main branch of the Bank. Additionally, another director owns the building of the Gardena branch. See Note D for additional information on the commitments and payments due pursuant to these leases.

NOTE S - MERGERS AND DIVESTITURES

On June 26, 1997, the Company acquired 100% of the outstanding common stock of Marina Bank (MB) for approximately $4,126 in cash (including transaction costs). MB had total assets of approximately $20,864. The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date, which were not materially different from their book values. Goodwill arising from the transaction totaled approximately $2,083 and is being amortized over fifteen years on a straight-line basis.

On March 8, 1999, the Company acquired 100% of the outstanding common stock of American Independent Bank, N.A. (AIB) for approximately $6,500 in cash. AIB had total assets of approximately $38,000. This acquisition was also accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, "Business Combinations". The financial statements include the operations of AIB from the date of the acquisition. Goodwill arising from the transaction is approximately $3,997 and is being amortized over fifteen years on a straight-line basis.

As discussed in Note A, amortization of this goodwill will be discontinued in 2002 and the remaining goodwill will be evaluated annually for impairment.

Effective October 26, 2001, the Bank sold its Burbank branch to another financial institution for a net gain of $1,206. In connection with the sale the Bank transferred deposits of $19,586 and loans of $3,497 to the acquirer as well as loaned the acquirer $800 in the form of a subordinated note which is included in commercial loans.

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

                                                                                                Year First
                                                                                                Elected or
       Name                  Age                         Title                                   Appointed
----------------------      -----      --------------------------------------------------       ----------
Don M. Griffith              58        Chairman, President and Chief Executive
                                       Officer of First Coastal Bancshares and the Bank            1996

Deborah A. Marsten           48        Vice-Chair, Secretary and Chief Financial Officer
                                       of First Coastal Bancshares; Vice-Chair and Chief
                                       Operating Officer of the Bank                               1996

Paul M. Deters               61        Director of First Coastal Bancshares and the Bank           1983

Clifford J. Einstein         62        Director of First Coastal Bancshares                     1983/1992

Charles R. Fullerton         59        Director of First Coastal Bancshares and the Bank           1996

Carole J. LaCaze             58        Director of First Coastal Bancshares and the Bank           1996

Thomas D. Spears             67        Director of First Coastal Bancshares and the Bank           1983

Joseph H. Wender             57        Director of Fist Coastal Bancshares                         1997

Edward Myska                 56        Senior Vice President of the Bank                           1999

David Ross                             Senior Vice President and Chief Credit Officer              1999


Don M. Griffith is Chairman, President and Chief Executive Officer of First Coastal Bancshares and the Bank. Mr. Griffith is also Chief Executive Officer and Manager of California Community LLC, which bought a majority interest in the Bank in August, 1996. Mr. Griffith is also the Chairman of DataTech Management, Inc. and the founder of D.M. Griffith & Co., Inc., an investment firm started with the financial backing of Kohlberg, Roberts & Co. in 1989 to invest in banks and thrifts. Mr. Griffith was Chairman and Founder of Peninsula National Bank from 1993 until the sale of his interest in Peninsula in 1995. Mr. Griffith was previously a director of Palos Verdes National Bank, the predecessor to Peninsula, which failed in 1993. Mr. Griffith's previous banking experience also includes work at First Interstate Bancorp from 1979 to 1989, where he was Executive Vice President and Chief Financial Officer, and Bank of America from 1974 to 1979, where he was in charge of the energy lending unit in Los Angeles. A Los Angeles native, Mr. Griffith earned an MBA from the Harvard Graduate School of Business Administration, a MA in political Science from the University of California, Berkeley and a BA in Political Science from Stanford.

Deborah A. Marsten is Vice-Chair, Secretary and Chief Financial Officer of First Coastal Bancshares and Vice-Chair and Chief Operating Officer of the Bank. Ms. Marsten has over 30 years of experience in banking and related businesses. Ms. Marsten is also a Manager of California Community LLC and the President and Chief Executive Officer of DataTech Management, Inc. From 1993 to 1996, Ms. Marsten was a consultant specializing in bank operations. She was formerly both the Senior Vice President and Chief Financial Officer of Western United National Bank from 1988 to 1993 and Brentwood Square Savings and Loan Association from 1985 to 1988, and Vice President and Cashier of both Mercantile National Bank and First Beverly Bank.

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

David Ross is Senior is Senior Vice President and Chief Credit Officer of the Bank. Mr. Ross has 29 years of experience in the credit area of the banking industry. Mr. Ross began his banking career at Crocker National Bank and also spent ten years as the senior lender at marathon National Bank in West Los Angeles. He was appointed the Chief Credit Officer of the Bank in February 1999. Mr. Ross has a B.S. degree in Business Management from Arizona State University and a M.B.A. from San Francisco State University. Additionally, he is a graduate of the Pacific Coast School of Banking at the University of Washington.

Administration of the Trust

Deborah A. Marsten is the administrator of the Trust. As the holder of the common securities of the Trust, we have the right to appoint the administrators. The rights and duties of the administrators are set forth in the Trust Agreement, which is included as an exhibit by reference in Item 14, and generally consist of administrative and ministerial duties associated with the operation of the Trust. This administrators shall not be trustees or, to the fullest extent permitted by law, fiduciaries with respect to the trust or the holders of the preferred securities. The administrators will not receive any additional compensation for serving as administrators.

Employment Agreements

We have extended another three-year employment agreement with Mr. Myska commencing on August 1, 2000. The agreement entitles Mr. Myska to annual compensation of $85,000 and quarterly commissions based on a percentage of new deposits Mr. Myska generates for us.

ITEM 11. EXECUTIVE COMPENSATION

Our directors and officers receive no additional compensation for serving as directors and officers of First Coastal Bancshares. The Bank pays all salary and compensation. The following table sets forth the aggregate annual remuneration of our three highest paid officers for the 2001 fiscal year, and for fiscal years 2000 and 1999. No other officer had annual salary and bonuses totaling more than $100,000.

                         Name and                                          Annual
                    Principal Position               Fiscal Year           Salary            Bonus
-------------------------------------------------   ---------------   -----------------   -----------
Don M. Griffith, Chairman and Chief                       2001            $150,000             --
   Executive Officer of the Bank                          2000            $150,000             --
                                                          1999            $150,000             --

Deborah M. Marsten, Vice Chair and                        2001            $150,000             --
   Chief Operating Officer of the Bank                    2000            $150,000             --
                                                          1999            $150,000             --

C. Edward Myska, Senior Vice President                    2001             $85,000          $116,049
   and Business Development Officer of the Bank           2000             $85,000          $ 78,341
                                                          1999             $80,000          $ 75,882

Director Compensation

The members of our board of directors do not receive any fees for being a director or attending meetings.

Stock Option Plan

Our shareholders approved an employee stock option plan in 1996, which provides for the issuance of up to 185,000 options to directors, officers and key employees. The exercise price of options issued under our stock option plan must be at least 100% of the fair market value of the common stock on the date the options are granted. As of December 31, 2001, the options to purchase 125,400 shares of common stock were outstanding, of which 90,400 are currently exercisable.

Except for our employee stock option plan, we do not have any other long-term incentive plan.

                                       Options                                          Weighted Average
                                    Outstanding at            Weighted Average              Remaining
      Name of Holder              December 31, 2001            Exercise Price            Contractual Life
---------------------------     -----------------------     ----------------------    -----------------------
Don M. Griffith                          50,000                      6.38                   7.6 Years
Deborah A. Marsten                       50,000                      6.38                   7.6 Years
C. Edward Myska                           2,000                      5.75                   9.1 Years

See Note K to the consolidated financial statements, included in Item 8, for additional information on stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the shares of series A preferred stock and common stock beneficially owned as of December 31, 2001 by each of our executive officers, each of our directors, each person known to us to be the beneficial owner of more than 5% of the outstanding series A preferred stock or common stock, and all of our directors and executive officers as a group. Percentage amounts for the common stock assume the exercise of all stock options and warrants exercisable by such person within 60 days, the conversion of all shares of series A preferred stock held by said person, the distribution by California Community LLC of its shares of our common stock to its members and no exercise of options or warrants, and no conversion of series A preferred stock, by any other person.

                                              Series A Preferred Stock                      Common Stock
                                       -----------------------------------       --------------------------------
                                          Amount and                               Amount and
                                          Nature of                                 Nature of
Name and Address of                       Beneficial         Percent of            Beneficial        Percent of
Beneficial Owner                          Ownership            Class                Ownership          Class
-----------------------------------    -----------------   ---------------       ----------------   -------------
Don M. Griffith(1)                            3,000(2)            *%                726,740(2)          53.3%
Paul M. Deters(1)                                 0                0                  2,743                *
Clifford J. Einstein(1)                           0                0                  6,200                *
Charles R. Fullerton(1)                           0                0                 14,767(3)           1.1
Thomas D. Spears(1)                             350                0                  1,550(4)             *
Carole J. LaCaze(1)                               0                0                 14,767(3)           1.1
Deborah A. Marsten(1)                           200                0                 48,767(5)           3.6
David Ross (1)                                    0                0                    800                *
Joseph H. Wender(1)                           3,563              1.1                 81,411(6)           6.0
California Community LLC(7)                       0                0                688,700             50.5
   355 South Grand Avenue
   Suite 4295
   Los Angeles, CA 90071
Charles A. Davis(8)                          10,200              3.1                 76,458(9)           5.6
Stephen Friedman(8)                           7,836              3.1                 73,051(9)           5.4
John Markham Green(8)                         7,877              3.1                 73,092(9)           5.4
All directors and executive
  Officers as a group                         7,113              2.1                802,774(10)         58.9

* Less than 1%.

------------
(1) The address for each person is c/o First Coastal Bancshares, 275 Main Street, El Segundo, California 90245.

(2) Mr. Griffith is the Chief Executive Officer of California Community LLC, which holds 688,700 shares of common stock. Mr. Griffith beneficially owns 12.61% of California Community LLC's capital units. As the CEO of California Community LLC. Mr. Griffith has the power to vote all of the common stock held by California Community LLC and is therefore deemed to be a beneficial owner of all such shares. Mr. Griffith also beneficially owns 35,000 shares of common stock pursuant to stock options exercisable within 60 days and 3,000 shares of series A preferred stock and 40 shares of common stock held by his wife. Mr. Griffith does not directly hold any shares of common stock. Mr. Griffith disclaims ownership of all but 121,845 shares.

(3) These individuals do not directly hold any shares of common stock, but instead each beneficially own 1.97% of the capital units of California Community LLC, which represents approximately 13,499 shares of common stock and 1,200 shares of common stock pursuant to stock options exercisable within 60 days.

(4)  Represents 350 shares of Series A cumulative preferred stock.

(5) Ms. Marsten beneficially owns 1.97% of the capital units of California Community LLC, which represents approximately 13,567 shares of common stock, and 200 shares of common stock directly. Ms. Marsten also beneficially owns 35,000 shares of common stock pursuant to stock options exercisable within 60 days.

(6) Mr. Wender beneficially owns 7.88% of the capital units of California Community LLC, which represents approximately 54,270 shares of common stock, 21,378 shares of common stock held directly, 3,563 shares of series A preferred stock, which are convertible into 3,563 shares of common stock and 1,200 shares of common stock pursuant to stock options exercisable within 60 days.

(7)  Controlled by Mr. Griffith and Ms. Marsten.

(8) The address for each is c/o California Community LLC, 355 South Grand Ave., Suite 4295, Los Angeles, CA 90071.

(9) Each of these individuals beneficially owns 5.91% of the capital units of California Community LLC, which represents approximately 40,702 shares of common stock, 24,513 shares of common stock held directly (25,736 for Mr. Davis) and shares of series A preferred stock, which are convertible into shares of common stock.

(10) Includes all shares beneficially owned by California Community LLC, all shares directly owned, all shares obtainable upon conversion of shares of series A preferred stock and all shares which may be purchased upon exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

California Community LLC

California Community LLC is a California limited liability company controlled by Don M. Griffith and Deborah A. Marsten, who are directors and executive officers of First Coastal Bancshares. No other investor in California Community LLC is permitted to own more than 9.9% of the membership units of California Community LLC. In August 1996, California Community LLC was approved by the Federal Reserve to become a bank holding company and acquired a majority interest in the Bank. At December 31, 2001, California Community LLC owns 688,700 shares of First Coastal Bancshares common stock representing a majority ownership of 55%.

The Bank has engaged DataTech Management, Inc. to provide loan servicing and asset and liability management services. During 2001 and 2000, the Bank paid $204 and $129, respectively, for such services. As of December 31, 2000, the Company has advanced DataTech Management $275,000 under a promissory note that includes interest at the prime rate plus 1.25%, which is currently due. This advance is in the process of being refinanced. Two of the Company's executive officers and directors own DataTech Management, Inc.

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

          10.11     Form of Underwriters' Warrant (A)

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

                  First Coastal Bancshares

Date:    March 29, 2001             /s/ Don M. Grifith
                                    -------------------------------
                                    Don M. Griffith
                                    Chief Executive Officer,
                                    Chairman and Director

Date:    March 29, 2001             /s/ Deborah A. Marsten
                                    -------------------------------
                                    Deborah A. Marsten
                                    Chief Financial Officer,
                                    Secretary and Director

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature                               Title                Date
---------                               -----                ----

/s/ Paul S Deters                       Director             March 29, 2001
------------------------------
Paul S. Deters

/s/ Clfford J. Einstein                 Director             March 29, 2001
------------------------------
Clfford J. Einstein

/s/ CharlesR. Fullerton                 Director             March 29, 2001
------------------------------
Charles S. Fullerton

/s/ Carole J. LaCaze                    Director             March 29, 2001
------------------------------
Carole J. LaCaze

/s/ Joseph H. Wender                    Director             March 29, 2001
------------------------------
Joseph H. Wender

/s/ Thomas D. Spears                    Director             March 29, 2001
------------------------------
Thomas D. Spears