Form 10-Q
period 2002-03-31
FIRST COASTAL BANCSHARES
filed 2002-05-15
CIK 1073932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

On May 10, 2002, there were 2,162,361 shares of First Coastal Bancshares Common Stock outstanding.

First Coastal Bancshares March 31, 2002

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

2

Item 1 - Financial Statements

First Coastal Bancshares and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited — Dollar Amounts in Thousands)

	March 31, 2002	December 31, 2001
Cash and Due From Bank	$7,249	$2,717

Time Deposits in Other Financial Institutions	1,864	1,525

Investment Securities, net	16,686	20,229

Federal Reserve and Federal Home Loan Bank Stock, at Cost	865	854

Loans	95,026	92,265
Allowance for Loan Losses	(1,261)	(1,219)

NET LOANS	93,765	91,046

Premises and Equipment, net	1,026	614
Goodwill, net	4,625	4,625
Accrued Interest and Other Assets	3,167	2,959

	$129,247	$124,569

Noninterest-Bearing Deposits	$26,842	$24,607
Interest-Bearing Deposits	85,851	82,574

TOTAL DEPOSITS	112,693	107,181

Other Borrowings	2,039	2,764
Company Obligated Mandatorily Redeemable Preferred
Securities of Subsidiary Trust Holding Solely Junior
Subordinated Debentures	6,600	6,600
Accrued Interest and Other Liabilities	1,108	1,057

TOTAL LIABILITIES	122,440	117,602

Preferred Stock	1,993	1,993
Common Stock	6,584	6,584
Accumulated Deficit	(1,475)	(1,476)
Accumulated Other Comprehensive Income	(295)	(134)

TOTAL SHAREHOLDERS’ EQUITY	6,807	6,967

	$129,247	$124,569

3

Item 1 - Financial Statements - Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited — Dollar Amounts in Thousands, Except EPS)

	For the Three Months Ended March 31,
	2002	2001
Interest Income	$2,076	$2,541
Interest Expense	782	1,222

NET INTEREST INCOME	1,294	1,319

Provision for Loan Losses	—	—

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,294	1,319

Noninterest Income	187	176
Noninterest Expense	1,414	1,538

INCOME (LOSS) BEFORE TAXES	67	(43)

Income Tax	13	13

NET INCOME (LOSS)	$54	$(56)

Per Share Data:
Net Income (Loss) - Basic	$0.00	($0.09)
Net Income (Loss) - Diluted	$0.00	($0.09)

4

Item 1 - Financial Statements - Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited — Dollar Amounts in Thousands)

	Preferred Stock	Amount	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

January 1, 2001	$1,993	$6,551		$(1,112)	$(448)	$6,984
Sale of Treasury Shares		33				33
Dividends - Preferred Stock				(216)		(216)
Comprehensive Income
Net Loss			$(148)	(148)		(148)
Change in Unrecognized Gains
of Securities Available for
Sale, net of taxes of $236			339		339	339
Less Reclassification Adjustments
for Gains included in Net
Loss, net of Taxes of $17			(25)		(25)	(25)

Comprehensive Income			$191

December 31, 2001	1,993	6,584		(1,476)	(134)	6,967

Dividends - Preferred Stock				(53)		(53)
Comprehensive Income
Net Income			$54	54		54
Change in Unrecognized Loss
of Securities Available for
Sale, net of Taxes of $111			(161)		(161)	(161)

Comprehensive Income			$(107)

March 31, 2002	$1,993	$6,584		$(1,475)	$(295)	$6,807

5

Item 1 - Financial Statements - Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited — Dollar Amounts in Thousands)

	For the Three Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES
Net Income (Loss)	$54	$(56)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	66	169
Provision for Loan Losses	—	—
Other Items - Net	(30)	157

NET CASH PROVIDED BY
OPERATING ACTIVITIES	90	270
INVESTING ACTIVITIES
Net Change in Time Deposits in Other Financial Institutions	(339)	—
Purchases of Investment Securities	—	(4,055)
Sale and Maturities of Investment Securities	3,258	10,654
(Increase) Decrease in Federal Reserve and Home Loan Bank Stock	(11)	141
Net Change in Loans	(2,719)	(164)
Purchase of Premises and Equipment	(480)	(48)

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES	(291)	6,528
FINANCING ACTIVITIES
Net Change in Deposits	5,512	1,860
Net Change in Other Borrowings	(725)	(10,000)
Dividends	(54)	(54)

NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES	4,733	(8,194)

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	4,532	(1,396)

Cash and Cash Equivalents at Beginning of Period	2,717	7,322

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$7,249	$5,926

6

Item 1 - Financial Statements - Continued

First Coastal Bancshares and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation and Management Representation

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company’s Form 10-KSB filed on March 30, 2002.

The consolidated financial statements include First Coastal Bancshares and its wholly owned subsidiaries, First Coastal Bank, N.A. (the “Bank”) and First Coastal Capital Trust.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three-month period ended March 31, 2002 and 2001, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Note 2 - Sale of Branch

Effective October 26, 2001, the Bank sold its Burbank branch to another financial institution for a net gain of $1.2 million. In connection with the sale the Bank transferred deposits of $19.6 million and loans of $3.5 million to the acquirer as well as loaned the acquirer $800,000 in the form of a subordinated note which is included in commercial loans.

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

Note 4 - Good will and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets,” (SFAS 142”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statements.

The Company adopted SFAS 142 on January 1, 2002. Upon adoption, the Company no longer amortized goodwill. The following table represents the effect of the adoption of SFAS 142 on the quarter ending March 31, 2001, and the year ending December 31, 2001.

	Quarter Ended		Year Ended
	March 31, 2002	March 31, 2001	December 31, 2001

Net Income	$54	$(56)	$(148)
Addback: Goodwill Amortization	—	114	424

Adjusted Net Income	$54	$58	$276

Basic Earnings per Share:
Net Income	$—	$(0.09)	$(0.29)
Goodwill Amortization	—	0.09	0.34

Adjusted Net Income	$—	$—	$0.05

Diluted Earnings per Share:
Net Income	$—	$(0.09)	$(0.29)
Goodwill Amortization	—	0.09	0.34

Adjusted Net Income	$—	$—	$0.05

The Company has 6 months from the date of adoption to complete the initial test for impairment of Goodwill and will perform that test by June 30, 2002. 8

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Summary

For the three months ended March 31, 2002, the Company reported net income of $54,000, or $0.00 basic income per share compared to a net loss of $56,000, or $0.09 basic loss per share for the same three-month period in 2001. The primary difference between 2002 and 2001 earnings was the discontinuance of the amortization of goodwill as discussed in Note 4 to the financial statements.

The annualized return on average assets was 0.17% for 2002 compared to (0.17)% for 2001. Annualized return on average shareholders’ equity for 2002 and 2001 was 3.14% and (3.16)%, respectively.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the “interest rate spread”) between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $1,294,000 for the quarter ended March 31, 2002, compared to $1,319,000 for the quarter ended March 31, 2001.

The total amount of net interest income decreased slightly for the quarter ended March 31, 2002 compared to the same period in 2001. This decrease was primarily due to the re-positioning of the balance sheet from the sale of the Burbank branch and the declining prime rate. Although the prime rate has declined by 325 basis points since March 31, 2001, the Company was able to limit its decline in net interest margin to only 9 basis points comparing the first quarter of 2002 to the same quarter in 2001. Net interest margin for the first quarter of 2002 actually exceeded the 2001 year-to-date net interest margin by 18 basis points.

The following table sets forth the components of net interest income, average earning assets and net interest margin:

	Three Months Ended March 31,		Year Ended December 31,
	2002	2001	2001

Interest Income	$2,076	$2,541	$9,300
Interest Expense	782	1,222	4,250

Net Interest Income	$1,294	$1,319	$5,050

Average Earning Assets	$115,400	$115,266	$117,172
Net Interest Margin	4.49%	4.58%	4.31%

9

Provision for Loan Losses

The Company made no contribution to the allowance for loan losses in the first quarter of 2002 or 2001. Management believes that the allowance, which stands at 1.3% of total loans at March 31, 2002, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter ended March 31, 2002 and 2001 are as follows (dollar amounts in thousands):

	Quarter Ended March 31,
	2002	2001
Allowance, Beginning of Quarter	$1,219	$964
Provision for Loan Losses	—	—
Recoveries on Loans Charged Off	42	94

	1,261	1,058
Less: Loans Charged Off	—	(10)

Allowance, End of Quarter	$1,261	$1,048

Non-Interest Income

Non-Interest Income represents deposit account service charges and other types of non-loan related fee income. Non-interest income for the quarter ended March 31, 2002 totaled $187,000 compared to $176,000 for the same period ended 2001.

Non-Interest Expense

Non-Interest Expenses represent salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Non-interest expense for the quarter ended March 31, 2002 totaled $1,414,000 compared to $1,538,000 for the same period during 2001. The decrease is primarily from the discontinuance of the amortization of goodwill, which was $114,000 in 2001. The reduction in salaries and occupancy expense associated with the sale of the Burbank branch was offset by additional costs that resulted from the relocation of the Marina branch, as well as occupancy and marketing costs for the new Manhattan Beach branch.

Income Taxes

The Company’s income tax provision for the first quarter of 2002 and 2001 was $13,000, resulting in an effective rate of 41.0% on income before taxes and goodwill amortization.

Balance Sheet Analysis

Total assets at March 31, 2002 were $129.2 million, up 3.7% from the $124.6 million reported at December 31, 2001. This increase was primarily in deposits, which increased by $5.5 million.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

	March 31,		December 31,
	2002	2001	2001

Restructured Loans		$—	$—
Loans 90 day past due and still accruing	7	7	9
Loans on nonaccrual	151	383	227

Nonperforming Loans	158	390	236
Classified Investments	—	—	572

Nonperforming Assets	$158	$390	$808

Nonperforming loans as a percent of total loans	0.17%	0.46%	0.25%
Allowance for loan losses as a percent
of nonperforming loans	798.10%	268.72%	516.53%
Nonperforming assets as a percent of total assets	0.12%	0.31%	0.65%

The primary ratios of loan quality have continued to improve in the first quarter of 2002. Non-performing loans as a percent of total loans decrease to 0.17% at March 31, 2002, compared to 0.25% at December 31, 2001. The allowance for loan losses as a percent of nonperforming loans increased to 798.10% at March 31, 2002, up from 516.53% at December 31, 2001.

Classified investments as of December 31, 2001 were comprised of one investment security, which we classified as “less than investment grade”. This security was sold in early 2002 for a loss of approximately $2,000.

Other Borrowings

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

Capital

Total shareholders’ equity at March 31, 2002 totaled $6.8 million, compared to $6.9 million at December 31, 2001. This decrease was primarily attributable to the increase in net unrealized loss on available-for-sale investments of $295,000.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank. The ratios are as follows:

	Ratio	March 31, 2002	December 31, 2001
Tier 1 Capital (to Average Assets)	5.00%	6.28%	6.39%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	7.93%	8.45%
Total Captial (to Risk Weighted Assets)	10.00%	10.59%	11.10%

The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively. It’s total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 10.1% and 3.2%, respectively, at March 31, 2002 and 10.7% and 3.7%, respectively, at December 31, 2001.

As a result of a private placement announced by the Company in April 2002, total shareholders' equity has increased by $3 million since the close of the first quarter.

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments that would severely impair liquidity.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Bank is, from time to time, subject to various pending and threatened legal actions, which arise out of the normal course of its business.

During 2001, the Bank established a $400,000 reserve for losses on litigation based on management’s analysis and opinion of legal counsel. These matters have not been settled and the Bank is aggressively defending itself.

Item 2 - Changes in Securities

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Items

None

Item 6 - Exhibits and Reports on Form 8-K

A)	Exhibits

None

B)	Reports on Form 8-K

None

13

Signatures

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002	First Coastal Bancshares /s/ Don M. Griffith —————————————— Don M. Griffith Chief Executive Officer, Chairman and Director

Date: May 15, 2002	/s/ Deborah A. Marsten —————————————— Deborah A. Marsten Chief Financial Officer, Secretary and Director

14