Form 10QSB
period 2002-06-30
FIRST COASTAL BANCSHARES
filed 2002-08-12
CIK 1073932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB (Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from . . . . . . . . . . . . . . Commission file number: 333-68207 FIRST COASTAL BANCSHARES

CALIFORNIA (State of other jurisdiction of incorporation)	NO. 95-4693574 (IRS Employer Identification No.)

275 Main Street, El Segundo, California (Address of principal executive offices)	90245 (Zip Code)

Registrant's telephone number, including area code: (888) 296-2250

Not applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

On July 31, 2002 there were 2,162,361 shares of First Coastal Bancshares Common Stock outstanding.

First Coastal Bancshares June 30, 2002 INDEX PART I — FINANCIAL INFORMATION

PAGE
Item 1 – Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2002 and
December 31, 2001	3
Condensed Consolidated Statements of Income for the Three
Months and Six Months Ended June 30, 2002 and 2001	4
Condensed Consolidated Statements of Changes in Shareholders’ Equity from
January 1, 2001 through June 30, 2002	5
Condensed Consolidated Statements of Cash Flows for the Six
Months Ended June 30, 2002 and 2001	6
Notes to Consolidated Financial Statements	7 – 8
Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations	9 – 13

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings	14
Item 2 – Changes in Securities	14
Item 3 – Defaults upon Senior Securities	14
Item 4 – Submission of Matters to a Vote of Security Holders	14
Item 5 – Other Information	14
Item 6 – Exhibits and Reports on Form 8-K	14
2

Item 1. Financial Statements First Coastal Bancshares and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited — Dollar Amounts in Thousands)

	June 30, 2002	December 31, 2001
Cash and Due From Bank	$ 5,653	$ 2,717
Federal Funds Sold	8,050	—

Cash and Cash Equivalents	13,703	2,717

Time Deposits in Other Financial Institutions	1,864	1,525
Investment Securities, net	13,940	20,229
Federal Reserve and Federal Home Loan Bank Stock, at Cost	768	854
Loans	96,399	92,265
Allowance for Loan Losses	(1,259)	(1,219)

NET LOANS	95,140	91,046

Premises and Equipment, net	1,211	614
Goodwill, net	4,625	4,625
Accrued Interest and Other Assets	2,945	2,959

	$ 134,196	$ 124,569

Noninterest-Bearing Deposits	$ 33,013	$ 24,607
Interest-Bearing Deposits	83,825	82,574

TOTAL DEPOSITS	116,838	107,181

Other Borrowings	1	2,764
Company Obligated Mandatorily Redeemable
Preferred Securities of Subsidiary Trust Holding
Solely Junior Subordinated Debentures	6,600	6,600
Accrued Interest and Other Liabilities	785	1,057

TOTAL LIABILITIES	124,224	117,602

Preferred Stock	1,993	1,993
Common Shares	9,584	6,584
Accumulated Deficit	(1,447)	(1,476)
Accumulated Other Comprehensive Income	(158)	(134)

TOTAL SHAREHOLDERS’ EQUITY	9,972	6,967

	$ 134,196	$ 124,569

The accompanying notes are an integral part of the consolidated financial statements. 3

Item 1. Financial Statements — Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Income (Unaudited — Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2002	2001	2002	2001
Interest Income	$2,077	$ 2,372	$4,153	$ 4,913
Interest Expense	752	1,098	1,534	2,320

Net Interest Income	1,325	1,274	2,619	2,593
Provision for Loan Losses	—	—	—	—

Net Interest Income after
Provision for Loan Losses	1,325	1,274	2,619	2,593
Noninterest Income	211	177	398	353
Noninterest Expense	1,419	1,434	2,833	2,971

Income (Loss) before Taxes	117	17	184	(25)
Income Taxes	34	30	47	44

Net Income (Loss)	$ 83	$ (13)	$ 137	$ (69)

Per Share Data:
Net Income (Loss) - Basic	$ 0.02	$(0.05)	$ 0.02	$(0.15)
Net Income (Loss) - Diluted	$ 0.02	$(0.05)	$ 0.02	$(0.15)

The accompanying notes are an integral part of the consolidated financial statements. 4

Item 1. Financial Statements — Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited — Dollar Amounts in Thousands)

	Preferred Stock	Amount	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
January 1, 2001	$1,993	$6,551		$(1,112)	$(448)	$ 6,984
Sale of Treasury Shares		33				33
Dividends - Preferred Stock				(216)		(216)
Comprehensive Income
Net Loss			$(148)	(148)		(148)
Change in Unrecognized Gains
of Securities Available for
Sale, net of taxes of $236			339		339	339
Less Reclassification Adjustments
for Gains included in Net
Loss, net of Taxes of $17			(25)		(25)	(25)

Comprehensive Income			$ 191

December 31, 2001	1,993	6,584		(1,476)	(134)	6,967
Dividends - Preferred Stock				(107)		(107)
Sale of Stock		3,000				3,000
Comprehensive Income
Net Income			$ 136	136		136
Change in Unrecognized Loss
of Securities Available for
Sale, net of Taxes of $16			(24)		(24)	(24)

Comprehensive Income			$ 112

June 30, 2002	$1,993	$9,584		$(1,447)	$(158)	$ 9,972

The accompanying notes are an integral part of the consolidated financial statements. 5

Item 1. Financial Statements — Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited — Dollar Amounts in Thousands)

	For the Six Months Ended June 30,
	2002	2001
OPERATING ACTIVITIES
Net Income (Loss)	$136	$(69)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	144	344
Provision for Loan Losses	—	—
Other Items - Net	(256)	(150)

NET CASH PROVIDED BY
OPERATING ACTIVITIES	24	125
INVESTING ACTIVITIES
Net Change in Time Deposits	(339)	—
Purchases of Investment Securities	(6,015)	(4,055)
Sale and Maturities of Investment Securities	12,278	15,101
Net Change in Federal Reserve and Home Loan Bank Stock	86	201
Net Change in Loans	(4,094)	(9,978)
Purchase of Premises and Equipment	(741)	(121)

NET CASH PROVIDED BY
INVESTING ACTIVITIES	1,175	1,148
FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	9,657	(753)
Net Change in Other Borrowings	(2,763)	(100)
Proceeds from Issuance of Common Stock	3,000	—
Dividends	(107)	(108)

NET CASH (USED) PROVIDED
BY FINANCING ACTIVITIES	9,787	(961)

INCREASE IN CASH
AND CASH EQUIVALENTS	10,986	312
Cash and Cash Equivalents at Beginning of Period	2,717	7,322

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$13,703	$7,634

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the six-month period ended June 30, 2002 and 2001, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Note 2 — Sale of Branch

Effective October 26, 2001, the Bank sold its Burbank branch to another financial institution for a net gain of $1.2 million. In connection with the sale, the Bank transferred deposits of $19.6 million and loans of $3.5 million to the acquirer as well as loaned the acquirer $800,000 in the form of a subordinated note which is included in commercial loans.

Note 3 — Earnings Per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Accordingly, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options and the number of shares issuable upon the assumed conversion of the convertible preferred stock. These items were anti-dilutive for the periods reported and therefore dilutive earnings per shares are reported as the same as basic earnings per share.

Note 4 — Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” (“SFAS 142”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statements.

The Company adopted SFAS 142 on January 1, 2002. Upon adoption, the Company no longer amortized goodwill. The following table represents the effect of the adoption of SFAS 142 for the quarter and six-months ended June 30, 2002, and the year ending December 31, 2001.

	Quarter Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2002	2001	2002	2001	2001
Net Income	$83	$(13)	$137	$(69)	$(148)
Addback: Goodwill Amortization	—	110	—	224	424

Adjusted Net Income	$83	$97	$137	$155	$276

Basic Earnings per Share:
Net Income	$0.02	$(0.05)	$0.02	$(0.15)	$(0.29)
Goodwill Amortization	—	0.09	—	0.18	0.34

Adjusted Net Income	$0.02	$0.04	$0.02	$0.03	$0.05

Diluted Earnings per Share:
Net Income	$0.02	$(0.05)	$0.02	$(0.15)	$(0.29)
Goodwill Amortization	—	0.09	—	0.18	0.34

Adjusted Net Income	$0.02	$0.04	$0.02	$0.03	$0.05

The Company performed its initial impairment test of goodwill as of January 1, 2002 and has determined that no goodwill impairment existed as of the initial adoption of SFAS 142. Goodwill was tested for impairment using the combined banking operations as the reporting unit. The fair value of the reporting unit was estimated using multiples of earnings and tangible book value, which are commonly used for valuation purposes and publicly reported in the community banking industry.

Forward-Looking Statements

This Form 10-QSB contains various forward-looking statements and includes assumptions concerning the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results, and prospects, including statements that include the words may, could, should, would, believe, expect, will, shall, anticipate, estimate, intend, plan or similar expressions. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company ‘s control), which could cause the actual results, or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include the following: (i) risk and cost resulting from the opening of a new office or offices and adding employees; (ii) the effect of changing regional and national economic conditions, especially as they affect the income and cash flow of business and consumer borrowers, their ability to repay loans, and their need for borrowed funds; (iii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iv) significant changes in interest rates and prepayment speeds; (v) inflation, stock and bond market, and monetary fluctuations; (vi) credit risks of commercial, SBA, real estate, consumer, and other lending activities, including risks related to changes in the values of real estate and other security for loans; (vii) changes in federal and state banking and financial services laws and regulations; (viii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (ix) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (x) the secure and effective implementation of new technology (including Internet services) for both the delivery of services and internal operations; (xi) the willingness of customers to substitute competitors’products and services for those of the Company and vice versa; (xii) changes in consumer and business spending and savings habits; (xiii) unanticipated regulatory or judicial proceedings; and (xiv) other external developments which could materially impact the Company ‘s operational and financial performance.

Income Summary

For the three months ended June 30, 2002, the Company reported net income of $83,000, or $0.02 basic income per share compared to a net loss of $(13,000), or $(0.05) basic loss per share for the same three-month period in 2001. For the six months ended June 30, 2002, the Company reported net income of $137,000, or $0.02 basic income per share compared to a net loss of $(69,000), or $(0.15) basic loss per share for the same six-month period in 2001. As discussed in Note 4, the primary reason for the improvement in earnings was the discontinuance of goodwill amortization in 2002.

The annualized return on average assets was 0.10% for the first half of 2002 compared to (0.11)% for 2001. Annualized return on average shareholders’equity for the first half of 2002 and 2001 was 1.63% and (1.96)%, respectively.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the interest rate spread”) between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $1,325,000 for the quarter ended June 30, 2002, compared to $1,274,000 for the quarter ended June 30, 2001. Net interest income was $2,619,000 for the six months ended June 30, 2002, compared to $2,593,000 for the six months ended June 30, 2001.

The total amount of net interest income increased slightly for the quarter and six months ended June 30, 2002 compared to the same period in 2001. This increase was primarily due to the re-positioning of the balance sheet from the sale of the Burbank branch. Although the prime rate has declined by 200 basis points since June 30, 2001, the Company was able to limit its decline in net interest margin to only 4 basis pointscomparing the first half of 2002 to the same period in 2001. Net interest margin for the second quarter of 2002 actually exceeded the 2001 year-to-date net interest margin by 12 basis points.

The following table sets forth the components of net interest income, average earning assets and net interest margin (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2002	2001	2002	2001	2001
Interest Income	$2,077	$2,372	$4,153	$4,913	$9,300
Interest Expense	752	1,098	1,534	2,320	4,250

Net Interest Income	$1,325	$1,274	$2,619	$2,593	$5,050

Average Earning Assets	$119,616	$116,645	$117,525	$115,266	$117,172
Net Interest Margin (1)	4.43%	4.37%	4.46%	4.50%	4.31%

(1) Interim periods are presented on an annualized basis.

Provision for Loan Losses

During the first and second quarter of 2002 and 2001, the Company did not contribute to the allowance for loan losses. Management believes that the allowance, which stands at 1.3% of gross loans at June 30, 2002, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter and six months ended June 30, 2002 and 2001 are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Allowance, Beginning of Period	$1,261	$1,048	$1,219	$964
Provision for Loan Losses	—	—	—	—
Recoveries on Loans Charged Off	5	9	47	103

	1,266	1,057	1,266	1,067
Less: Loans Charged Off	(7)	(12)	(7)	(22)

Allowance, End of Period	$1,259	$1,045	$1,259	$1,045

Noninterest Income

Noninterest income represents deposit account service charges and other types of non-loan related fee income. Noninterest income for the quarter ended June 30, 2002 totaled $211,000 compared to $177,000 for the same period ended 2001. Noninterest income for the six months ended June 30, 2002 totaled $398,000 compared to $353,000 for the same period ended 2001. The increase in 2002 relates to the growth in demand deposit accounts, the primarily source of service charges and fees.

Noninterest Expense

Noninterest expenses represent salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Noninterest expense for the quarter ended June 30, 2002 totaled $1,419,000 compared to $1,434,000 for the same period during 2001. Noninterest expense for the six months ended June 30, 2002 totaled $2,833,000 compared to $2,971,000 for the same period during 2001. The decrease is primarily from the discontinuance of the amortization of goodwill, which was $110,000 in the second quarter of 2001 and $224,000 for the first six months of 2001. The reduction in salaries and occupancy expense associated with the sale of the Burbank branch was offset by additional costs that resulted from the relocation of the Marina branch, as well as occupancy and marketing costs for the new Manhattan Beach branch.

Income Taxes

The Company’s income tax provision for the first half of 2002 and 2001 was $47,000 and $44,000 resulting in an effective rate of 25.5% and 22.1%, respectively on income before taxes and goodwill amortization.

Balance Sheet Analysis

Total assets at June 30, 2002 totaled $134.2 million, up $9.6 million from the $124.6 million reported at December 31, 2001. This increase in assets was funded primarily by demand deposits, which grew $8.4 million as the Company continued to focus on increasing its relationship based banking services. The Company also raised $3 million of capital in a private placement and retired $2.7 million in other borrowings in 2002.

Asset Quality The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

	June 30,		December 31,
	2002	2001	2001
Loans 90 Days Past Due and Still Accruing	$174	$97	$9
Loans on Nonaccrual	132	327	227

Nonperforming Loans	306	424	236
Classified Investments	—	—	572

Nonperforming Assets	$306	$424	$808

Nonperforming Loans as a Percent
of Total Loans	0.32%	0.45%	0.25%
Allowance for Loan Losses as a Percent
of Nonperforming Loans	411.44%	246.46%	516.53%
Nonperforming Assets as a Percent
of Total Assets	0.23%	0.31%	0.65%

Non-performing loans as a percent of total loans increased to 0.32% at June 30, 2002, compared to 0.25% at December 31, 2001. The allowance for loan losses as a percent of non-performing loans decreasedto 411.44% at June 30, 2002, down from 516.53% at December 31, 2001. Total asset quality has improved with the elimination in 2002 of the classified investments outstanding at December 31, 2002.

Other Borrowings

During 2002, the Company retired the majority of its other borrowings, primarily through the proceeds received from the $3 million private placement of common stock.

Trust Preferred Securities

During the first quarter of 1999 the Company completed an offering of $6.6 million in 11?% Cumulative Preferred Securities through a wholly owned subsidiary, First Coastal Capital Trust. Under generally accepted accounting policies, the securities are reported as liabilities of the Company and the interest payments and amortization of the related costs of the offering ($1.0 million) are reported as interest expense. The Trust Preferred Securities mature on December 31, 2028.

Capital

Total shareholders’ equity at June 30, 2002 totaled $10.0 million compared to $7.0 million at December 31, 2001. This increase was primarily attributable to the private placement of 909,091 shares of common stock for $3 million.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank. The ratios are as follows:

	Regulatory Minimum Ratio for "Well-Capitalized"	June 30, 2002	December 31, 2001
Tier 1 Capital (to Average Assets)	5.00%	7.08%	6.39%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	9.13%	8.45%
Total Capital (to Risk Weighted Assets)	10.00%	10.38%	11.10%

The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively. It’s total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 13.17% and 8.56%, respectively, at June 30, 2002 and 10.7% and 3.7%, respectively, at December 31, 2001.

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments that would severely impair liquidity.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

The Bank is, from time to time, subject to various pending and threatened legal actions, which arise out of the normal course of its business.

Item 2 —Changes in Securities

None

Item 3 — Defaults upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

On June 21, 2002, the Company held its annual shareholders meeting. At that meeting Carole LaCaze, Paul Deters, Charles Fullerton, Don Griffith, Peter Hocson, Deborah Marsten, Thomas Spears and Joseph Wender were elected directors of the Company.

Item 5 — Other Items

None

Item 6 — Exhibits and Reports on Form 8-K

A) Exhibits

99.1 - Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2 - Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

B) Reports on Form 8-K

None

Signatures

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Coastal Bancshares
Date: August 12, 2002	/s/ Don M. Griffith Don M. Griffith Chairman and Chief Executive Officer

Date: August 12, 2002	/s/ Deborah A. Marsten Deborah A. Marsten Vice Chairman, Chief Financial Officer, and Secretary

