Form 10QSB
period 2002-09-30
FIRST COASTAL BANCSHARES
filed 2002-11-07
CIK 1073932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........................ Commission file number: 333-68207

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
Yes |X| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

On September 30, 2002 there were 2,141,018 shares of First Coastal Bancshares Common Stock outstanding.

First Coastal Bancshares September 30, 2001

INDEX

PART I - FINANCIAL INFORMATION

PAGE

Item 1 - Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2002 and
December 31, 2001	3
Condensed Consolidated Statements of Income for the Three
Months and Nine Months Ended September 30, 2002 and 2001	4
Condensed Consolidated Statements of Changes in Shareholders’ Equity from
January 1, 2001 through September 30, 2002	5
Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 2002 and 2002	6
Notes to Consolidated Financial Statements	7
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations	8 - 13

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	14
Item 2 - Changes in Securities	14
Item 3 - Defaults upon Senior Securities	14
Item 4 - Submission of Matters to a Vote of Security Holders	14
Item 5 - Other Information	14
Item 6 - Exhibits and Reports on Form 8-K	14

2

Item 1.     Financial Statements

First Coastal Bancshares and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited — Dollar Amounts in Thousands)

	September 30, 2002	December 31, 2001

Cash and Due From Bank	$3,698	$2,717
Federal Funds Sold	—	—

Cash and Cash Equivalents	3,698	2,717

Time Deposits in Other Financial Institutions	1,865	1,525
Investment Securities, net	12,480	20,229
Federal Reserve and Federal Home Loan Bank Stock, at Cost	774	854
Loans	117,978	92,265
Allowance for Loan Losses	(1,266)	(1,219)

NET LOANS	116,712	91,046

Premises and Equipment, net	1,453	614
Goodwill, net	4,625	4,625
Accrued Interest and Other Assets	3,582	2,959

TOTAL ASSETS	$145,189	$124,569

Noninterest-Bearing Deposits	$31,351	$24,607
Interest-Bearing Deposits	92,859	82,574

TOTAL DEPOSITS	124,210	107,181

Other Borrowings	3,000	2,764
Company Obligated Mandatorily Redeemable
Preferred Securities of Subsidiary Trust Holding
Solely Junior Subordinated Debentures	6,600	6,600
Accrued Interest and Other Liabilities	1,371	1,057

TOTAL LIABILITIES	135,181	117,602

Preferred Stock	1,993	1,993
Common Shares	8,121	6,584
Retained Earnings (Deficit)	17	(1,476)
Accumulated Other Comprehensive Income	(123)	(134)

TOTAL SHAREHOLDERS’ EQUITY	10,008	6,967

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$145,189	$124,569

The accompanying notes are an integral part of the consolidated financial statements. 3

Item 1.     Financial Statements - Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Income (Unaudited — Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Interest Income	$2,152	$2,378	$6,305	$7,291
Interest Expense	711	1,038	2,245	3,358

Net Interest Income	1,441	1,340	4,060	3,933
Provision for Loan Losses	—	—	—	—

Net Interest Income after
Provision for Loan Losses	1,441	1,340	4,060	3,933
Noninterest Income	202	205	596	558
Noninterest Expense	1,489	1,546	4,318	4,518

Income (Loss) Before Taxes	154	(1)	338	(27)
Income Taxes	55	55	102	98

Net Income (Loss)	$99	$(56)	$236	$(125)

Per Share Data:
Net Income (Loss) - Basic	$0.02	$(0.09)	$0.04	$(0.23)
Net Income (Loss) - Diluted	$0.02	$(0.09)	$0.04	$(0.23)

The accompanying notes are an integral part of the consolidated financial statements. 4

Item 1.     Financial Statements - Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited — Dollar Amounts in Thousands)

	Preferred Stock	Common Stock	Comprehensive Income	Retained Earnings since September 1, 2002	Accumulated Other Comprehensive Income	Total

January 1, 2001	$1,993	$6,551		$(1,112)	$(448)	$6,984

Sale of Treasury Shares		33				33
Dividends - Preferred Stock				(216)		(216)
Comprehensive Income
Net Loss			$(148)	(148)		(148)
Change in Unrecognized Gains
of Securities Available for
Sale, net of taxes of $236			339		339	339
Less Reclassification Adjustments
for Gains included in Net
Loss, net of Taxes of $17			(25)		(25)	(25)

Comprehensive Income			$191

December 31, 2001	1,993	6,584		(1,476)	(134)	6,967

Dividends - Preferred Stock				(160)		(160)
Purchase of Treasury Shares		(46)				(46)
Sale of Stock		3,000				3,000
Quasi-Reorganization		(1,417)		1,417		—
Comprehensive Income
Net Income			$236	236		236
Change in Unrecognized Loss
of Securities Available for
Sale, net of Taxes of $8			11		11	11

Comprehensive Income			$247

September 30, 2002	$1,993	$8,121		$17	$(123)	$10,008

The accompanying notes are an integral part of the consolidated financial statements. 5

Item 1.     Financial Statements - Continued

First Coastal Bancshares and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited — Dollar Amounts in Thousands)

	For the Nine Months Ended September 30,

	2001	2000

OPERATING ACTIVITIES
Net Income (Loss)	$236	$(125)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	229	522
Provision for Loan Losses	—	—
Other Items - Net	(378)	(200)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	87	197

INVESTING ACTIVITIES
Purchases of Investment Securities	(10,799)	(4,055)
Sale and Maturities of Investment Securities	18,597	26,464
Net Change in Federal Reserve and Home Loan Bank Stock	80	193
Net Change in Loans	(25,666)	(11,113)
Purchase of Premises and Equipment	(1,068)	(221)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(18,856)	11,268

FINANCING ACTIVITIES
Net Change in Deposits	17,029	7,433
Net Change in Other Borrowings	(73)	(8,700)
Proceeds from Issuance of Common Stock	3,000	—
Purchase of Treasury Shares	(46)	—
Dividends	(160)	(162)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	19,750	(1,429)

INCREASE IN CASH AND CASH EQUIVALENTS	981	10,036

Cash and Cash Equivalents at Beginning of Period	2,717	7,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,698	$17,358

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the nine-month period ended September 30, 2002 and 2001, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Note 4 - Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” (“SFAS 142”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statements.

The Company adopted SFAS 142 on January 1, 2002. Upon adoption, the Company no longer amortized goodwill. The following table represents the effect of the adoption of SFAS 142 for the quarter and nine-months ended September 30, 2002, and the year ending December 31, 2001.

	Quarter Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2001

	2002	2001	2002	2001

Net Income	$99	$(56)	$236	$(125)	$(148)
Addback: Goodwill Amortization	—	110	—	330	424

Adjusted Net Income	$99	$54	$236	$205	$276

Basic Earnings per Share:
Net Income	$0.02	$(0.09)	$0.04	$(0.23)	$(0.29)
Goodwill Amortization	—	0.09	—	0.27	0.34

Adjusted Net Income	$0.02	$—	$0.04	$0.04	$0.05

Diluted Earnings per Share:
Net Income	$0.02	$(0.09)	$0.04	$(0.23)	$(0.29)
Goodwill Amortization	—	0.09	—	0.27	0.34

Adjusted Net Income	$0.02	$—	$0.04	$0.04	$0.05

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

Note 5 - Quasi-Reorganization

On September 30, 2002, the shareholders of the Company approved the adjustments of its shareholder equity accounts through a quasi-reorganization. The Company believes this action more accurately reflects the financial position of the Company after the significant infusion of additional capital in the second quarter of 2002.

As a result of the quasi-reorganization, certain of the Company’s assets and liabilities as of August 31, 2002 were adjusted to market value, but not to exceed current net book value of the Company in the aggregate. Accordingly, the Company wrote off certain costs associated with its Trust Preferred Securities and established a reserve for interest to reflect the current value and interest rate for similar securities. It is the Company’s intent to redeem or refinance these Securities in early 2004. In addition, the Company wrote up its investment in First Coastal Bank by a similar amount. After these adjustments, and as provided under a quasi-reorganization, the deficit balance in retained earnings was charged to common stock.

The immediate impact on short-term future earnings from the discontinued amortization of costs associated with its Trust Preferred Securities, plus the amortization of the interest reserve and the amortization of the write up in First Coastal Bank will not be material.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-QSB contains various forward-looking statements and includes assumptions concerning the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results, and prospects, including statements that include the words may, could, should, would, believe, expect, will, shall, anticipate, estimate, intend, plan or similar expressions. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company’s control), which could cause the actual results, or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include the following: (i) risk and cost resulting from the opening of a new office or offices and adding employees; (ii) the effect of changing regional and national economic conditions, especially as they affect the income and cash flow of business and consumer borrowers, their ability to repay loans, and their need for borrowed funds; (iii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iv) significant changes in interest rates and prepayment speeds; (v) inflation, stock and bond market, and monetary fluctuations; (vi) credit risks of commercial, SBA, real estate, consumer, and other lending activities, including risks related to changes in the values of real estate and other security for loans; (vii) changes in federal and state banking and financial services laws and regulations; (viii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (ix) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (x) the secure and effective implementation of new technology (including Internet services) for both the delivery of services and internal operations; (xi) the willingness of customers to substitute competitors’ products and services for those of the Company and vice versa; (xii) changes in consumer and business spending and savings habits; (xiii) unanticipated regulatory or judicial proceedings; and (xiv) other external developments which could materially impact the Company’s operational and financial performance.

Income Summary

For the three months ended September 30, 2002, the Company reported net income of $99,000, or $0.02 basic income per share compared to a net loss of $56,000, or $0.09 basic loss per share for the same three-month period in 2001. For the nine months ended September 30, 2002, the Company reported net income of $236,000, or $0.04 basic income per share compared to a net loss of $125,000, or $0.23 basic loss per share for the same nine-month period in 2001. As discussed in Note 4, the primary reason for the improvement in earnings was the discontinuance of goodwill amortization in 2002.

The annualized return on average assets was 0.24% for the first nine months of 2002 compared to (0.13)% for 2001. Annualized return on average shareholders’ equity for the first nine months of 2002 and 2001 was 3.71% and (2.39)%, respectively.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the “interest rate spread”) between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $1,441,000 for the quarter ended September 30, 2002, compared to $1,340,000 for the quarter ended September 30, 2001. Net interest income was $4,060,000 for the nine months ended September 30, 2002, compared to $3,933,000 for the nine months ended September 30, 2001.

The total amount of net interest income increased slightly for the quarter and nine months ended September 30, 2002 compared to the same period in 2001. This increase was primarily due to the re-positioning of the balance sheet from the sale of the Burbank branch. Although the prime rate has declined by 125 basis points since September 30, 2001, the Company was able to limit its decline in net interest margin to only 2 basis points comparing the first nine-months of 2002 to the same period in 2001. Net interest margin for the third quarter of 2002 also declined compared to the 2001 year-to-date net interest margin by 2 basis points.

The following table sets forth the components of net interest income, average earning assets and net interest margin (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2001

	2002	2001	2002	2001

Interest Income	$2,152	$2,378	$6,305	$7,291	$9,300
Interest Expense	711	1,038	2,245	3,358	4,250

Net Interest Income	$1,441	$1,340	$4,060	$3,933	$5,050

Average Earning Assets	$130,169	$120,455	$121,785	$117,455	$116,218
Net Interest Margin (1)	4.43%	4.45%	4.44%	4.46%	4.35%

(1)	Interim periods are presented on an annualized basis.

Provision for Loan Losses

The Company has not contributed to the allowance for loan losses in the first three quarters of 2002. Total contributions to the allowance for loan losses in the first nine months of 2001 were also zero. Management believes that the allowance, which stands at 1.1% of gross loans at September 30, 2002, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter and nine months ended September 30, 2002 and 2001 are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Allowance, Beginning of Period	$1,259	$1,045	$1,219	$964
Provision for Loan Losses	—	—	—	—
Recoveries on Loans Charged Off	7	21	54	124

	1,266	1,066	1,273	1,088
Less: Loans Charged Off	—	(25)	(7)	(47)

Allowance, End of Period	$1,266	$1,041	$1,266	$1,041

10

Noninterest Income

Noninterest Income represents deposit account service charges and other types of non-loan related fee income. Noninterest income for the quarter ended September 30, 20021 totaled $202,000 compared to $205,000 for the same period ended 2001. Non-interest income for the nine months ended September 30, 2002 totaled $596,000 compared to $558,000 for the same period ended 2001. The increase in 2002 relates to the growth in demand deposit accounts, the primarily source of service charges and fees.

Noninterest Expense

Noninterest expenses represent salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Noninterest expense for the quarter ended September 30, 2002 totaled $1,489,000 compared to $1,546,000 for the same period during 2001. Noninterest expense for the nine months ended September 30, 2001 totaled $4,318,000 compared to $4,518,000 for the same period during 2001. The decrease is primarily from the discontinuance of the amortization of goodwill, which was $110,000 in the third quarter of 2001 and $330,000 for the first nine months of 2001. The reduction in salaries and occupancy expense associated with the sale of the Burbank branch was offset by additional costs that resulted from the relocation of the Marina branch, as well as occupancy and marketing costs for the new Manhattan Beach branch.

Income Taxes

The Company’s income tax provision for the first nine-months of 2002 and 2001 was $102,000 and $98,000 resulting in an effective rate of 30.2% and 32.3%, respectively on income before taxes and goodwill amortization.

Balance Sheet Analysis

Total assets at September 30, 2002 totaled $145.2 million, up $20.6 million from the $124.6 million reported at December 31, 2001. This increase in assets was funded primarily by deposits, which grew $17 million, of which $5.7 million was demand deposits as the Company continued to focus on increasing its relationship based banking services. The Company also raised $3 million of capital in a private placement.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

	September 30,		December 31, 2000

	2002	2001

Loans 90 Days Past Due and Still Accruing	$4	$36	$9
Loans on Nonaccrual	969	238	227

Nonperforming Loans	973	274	236
Classified Investments	—	—	572
Other Real Estate Owned	—	—	—

Nonperforming Assets	$973	$274	$808

Nonperforming Loans as a Percent
of Total Loans	0.82%	0.29%	0.25%
Allowance for Loan Losses as a Percent
of Nonperforming Loans	130.11%	379.93%	516.53%
Nonperforming Assets as a Percent
of Total Assets	0.67%	0.20%	0.65%

Non-performing loans as a percent of total loans increased to 0.82% at September 30, 2002, compared to 0.25% at December 31, 2001. The allowance for loan losses as a percent of non-performing loans decreased to 130.11% at September 30, 2002, down from 516.53% at December 31, 2001.

Other Borrowings

The Company has a subordinated note with a correspondent bank for $1.0 million. This note bears interest at 2.0% above LIBOR payable quarterly. The note is due on August 29, 2012 with scheduled annual principal reductions starting in late 2004.

The Bank had $2 million outstanding in purchased federal funds at September 30, 2002.

Trust Preferred Securities

During the first quarter of 1999 the Company completed an offering of $6.6 million in 11 7/8% Cumulative Preferred Securities through a wholly owned subsidiary, First Coastal Capital Trust. Under generally accepted accounting policies, the securities are reported as liabilities of the Company. The interest payments are reported as interest. The Trust Preferred Securities mature on December 31, 2028.

Capital

Total shareholders’ equity at September 30, 2002 totaled $10.0 million compared to $7.0 million at December 31, 2001. This increase was primarily attributable to the private placement of 909,091 shares of common stock for $3 million.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank. The ratios are as follows:

	Regulatory Minimum Ratio for “Well-Capitalized”	September 30, 2002	December 31, 2001

Tier 1 Capital (to Average Assets)	5.00%	7.73%	6.39%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	9.61%	8.45%
Total Capital (to Risk Weighted Assets)	10.00%	10.75%	11.10%

The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively. It’s total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 10.98% and 5.49%, respectively, at September 30, 2002 and 10.7% and 3.7%, respectively, at December 31, 2001.

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments that would severely impair liquidity.

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Registrant required to be included in our periodic filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Due to the nature of the banking business, the Company is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business.

Item 2 - Changes in Securities

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

On September 30, 2002, the shareholders approved a quasi-reorganization of the Company’s equity accounts. See Note 5 to the condensed financial statements for additional details.

Item 5 - Other Items

None

Item 6 - Exhibits and Reports on Form 8-K

A)	Exhibits

99.1 – Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2 – Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

B)	Reports on Form 8-K

None

14

Signatures

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Coastal Bancshares

Date: November 13, 2002	/s/ Don M. Griffith —————————— Don M. Griffith Chairman and Chief Executive Officer

Date: November 13, 2002	/s/ Deborah A. Marsten —————————— Deborah A. Marsten Vice Chairman, Chief Financial Officer, and Secretary

15

Form 10QSB Certification

I, Don M. Griffith, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of First Coastal Bancshares;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, all periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Don M. Griffith —————————— Don M. Griffith Chairman and Chief Executive Officer

16

Form 10QSB Certification

I, Deborah A. Marsten, certify that:

7.	I have reviewed this quarterly report on Form 10QSB of First Coastal Bancshares;

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, all periods presented in this quarterly report;

10.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Deborah A. Marsten —————————— Deborah A. Marsten Vice Chairman, Chief Financial Officer, and Secretary

17