Form 10KSB
period 2002-12-31
FIRST COASTAL BANCSHARES
filed 2003-03-31
CIK 1073932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from  . . . . . . .  to  . . . . . . .

                        Commission file number: 333-68207

                            FIRST COASTAL BANCSHARES
                 (Name of small business issuer in its charter)

          California                                         95-4693574
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

      275 Main Street, El Segundo, CA                         90266
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's net revenue for its most recent fiscal year was $6.3 million.

The aggregate market value of voting stock held by non-affiliates of the issuer as of March 24, 2003 was approximately $2.4 million.

Number of registrant's shares of Common Stock outstanding as of March 24, 2003 was 2,337,986.

Documents incorporated by reference: None.

                            FIRST COASTAL BANCSHARES

                                Table of Contents

                                                                                                                   Page
                                                                                                                   ----
Part I

       Item 1.    Business.......................................................................................   1
       Item 2.    Properties.....................................................................................  18
       Item 3.    Legal Proceedings..............................................................................  18
       Item 4.    Submission of Matters to a Vote of Security Holders............................................  18

Part II

       Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters......................  19
       Item 6.    Selected Financial Data........................................................................  20
       Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........  21
       Item 8.    Financial Statements and Supplementary Data....................................................  35
       Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........  62

Part III

       Item 10.   Directors and Executive Officers of the Registrant.............................................  62
       Item 11.   Executive Compensation.........................................................................  64
       Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................  66
       Item 13.   Certain Relationships and Related Transaction..................................................  68

Part IV

       Item 14.   Exhibits and Reports on Form 8-K...............................................................  69
       Item 15.   Controls and Procedures........................................................................  69

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

We recognize that relationship banking may result in slower loan growth that "loan production" banking, which places a premium on maximizing the number of outstanding loans. Therefore, we supplement local relationship lending with purchased loans, generally consisting of well-secured real estate loans. We seek to maximize the quality of these loans and will accept a lower fixed-rate nominal loan yield for higher credit worthiness and security. In addition, we may purchase in market loan pools consisting of well-seasoned single family residential loans in order to generate a higher yield than our securities portfolio. We do not lend to hedge funds or invest in foreign securities, which we believe minimizes our exposure to international economic problems.

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

Employees

As of December 31, 2002, we employed 41 full-time equivalent employees. Part-time employees are converted to full-time equivalent employees based on the percentage of their weekly hours worked compared to 40 hours. We believe that we enjoy satisfactory relations with our employees.

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

Among the advantages, which the major banks have over us, is their ability to finance extensive advertising campaigns and to offer the convenience of many retail outlets. Many of the major banks operating in our service area offer services, such as trust and international banking services, which we do not offer directly. In addition, these larger banks usually have substantially higher limits than we do.

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

Recent Legislation

Gramm-Leach-Bliley Act (the "GLB Act") - On November 12, 1999 the GLB Act was signed into law, significantly changing the regulatory structure and oversight of the financial services industry. Effective March 12, 2000, the GLB Act repealed the provisions of the Glass-Steagall Act that restricted banks and securities firms from affiliating. It also revised the BHCA to permit an FHC to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities. It also permits FHCs to acquire many types of financial firms without the FRBs prior approval.

The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits other financial service providers to acquire banks and become bank holding companies without ceasing any existing financial activities. Previously, a bank holding company could only engage in activities that were "closely related to banking." This limitation no longer applies to bank holding companies that qualify to be treated as FHCs. To qualify as a Financial Holding Company, a bank holding company's subsidiary depository institutions must be "well-capitalized," "well-managed" and have at least a "satisfactory" Community Reinvestment Act ("CRA") examination rating. "Non-qualifying" bank holding companies are limited to activities that were permissible under the Bank Holding Company Act as of November 11, 1999.

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

The Sarbanes-Oxley Act. - On July 30, 2002, in the wake of numerous corporate scandals and in an attempt to protect investors and help restore investor confidence by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Act applies to any issuer, such as the Bank, that has securities registered under, or is otherwise required to file reports under, the Securities Exchange Act of 1934 (the "Exchange Act"). The Act imposes new and unprecedented corporate disclosure and governance mandates on public companies, including state chartered banks such as the Bank that are required to file periodic reports with the FRB.

While certain provisions of the Act, such as accelerated filing deadlines for periodic reports, will not apply to the Bank, most of the Act's provisions are (or upon implementation will be) applicable. Some of these provisions include
(i) the requirement for certifications of each annual and quarterly report from the issuer's principal executive and financial officers, with criminal penalties imposed for knowing or willful violations, (ii) the forfeiture of bonuses or profits received by such officers if accounting restatements are required as a result of misconduct (iii) disclosure of all material off-balance sheet transactions and relationships that may have a material effect upon the financial status of an issuer and of any "material correcting adjustments" in the issuer's financials, (iv) disclosure of management's assessment of internal controls and procedures, (v) disclosure as to whether the issuer has adopted a "code of ethics" for its senior financial officers and, if not, an explanation as to why not and (vi) prohibitions or limits on loans to officers, directors and other insiders except to the extent such loans comply with Regulation O. The Act also imposes certain additional regulations, such as accelerated filing periods for reports on Form 4 of changes in the beneficial ownership of officers, directors and principal security holders.

The Act also imposes increased requirements on auditors and the auditing procedures of their public clients, including prohibitions on the performing of specified non-audit services contemporaneously with an audit. The Act heightens the requirements for, and the authority of, audit committees. Among other provisions, the Act vests an issuer's audit committee with direct responsibility for the appointment, compensation and oversight of any registered public accounting firm engaged to perform audit services and with the ability to hire independent outside legal counsel and other advisors. The Act also requires that each audit committee member be entirely "independent" (meaning that no member may be affiliated with the issuer or may accept (or have recently received) any consulting, advisory or other compensatory fees from the issuer) and be a member of the issuer's board of directors and that the committee include a designated "financial expert."

Finally, the Act requires that legal counsel for subject companies report any evidence of material violations of securities laws or breaches of fiduciary duty to or by their client and imposes federal criminal penalties, including fines and imprisonment of up to 25 years, upon those convicted of defrauding shareholders of public companies.

While the Bank cannot be certain of the effect of the Act on its business as yet, the Bank is likely to experience increased costs associated with the increased level of disclosure and compliance required under the Act, and this diversion of resources could adversely affect the financial condition and operations of the Bank.

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

The assessment rates are summarized below, expressed in terms of cents per $100 in insured deposits:

                                                   Assessment Rates
                                           ---------------------------------
                                                   Supervisory Group
      Capital Group                        Group A      Group B      Group C
      -------------------------------      -------      -------      -------
      Well Capitalized                         0            3          17
      Adequately Capitalized                   3           10          24
      Undercapitalized                        10           24          27

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

ITEM 2. PROPERTIES

We currently operate out of four full-service branches in El Segundo, Marina del Rey, Gardena and Manhattan Beach. See Note D to the consolidated financial statements included in Item 8 for additional detail on lease terms and commitments.

ITEM 3. LEGAL PROCEEDINGS

The Bank is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business.

During 2001, the Bank established a $400,000 reserve for losses on litigation based on management's analysis and opinion of legal counsel. These matters were resolved in 2002 for settlement costs and related legal fees of $375,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the 4th quarter of 2002, the shareholders of the Company approved the adjustments of its shareholder equity accounts through a quasi-reorganization.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

Since June 1997, our common stock has been traded in unreported private transactions and on the OTC Bulletin Board under the symbol "FCLA". Although we are aware of very little trading in our common stock, we believe our common stock has traded in 2002 at prices ranging from $2.40 to $3.30, 2001 at prices ranging from $1.94 to $4.00, and in 2000 at prices ranging from $2.06 to $2.75. These prices reflect only transactions reported to us by market makers in our common stock and may not be representative of all trades during the past year. We have not attempted to verify the accuracy of sales information reported to us by third parties.

During 2002, the Company completed a private placement of 1,106,061 shares of common stock at an average price per share of $3.30.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data with respect to the Company's consolidated statement of financial position for the years ended December 31, 2002 and 2001 and its consolidated statements of income for the years ended December 31, 2002, and 2001 have been derived from the audited consolidated financial statements included in Item 8 of this Form 10-KSB. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The summary consolidated financial data with respect to the Company's consolidated statements of income for the years ended December 31, 2000 have been derived from the audited financial statements of the Company, which are not presented herein.

                                                                      (Dollars in thousands, except per share data)
                                                                                  At or For the Year Ended
                                                                                         December 31,
                                                                     -----------------------------------------------
                                                                        2002             2001               2000
                                                                     ----------       -----------        -----------
Summary of Operations
   Interest Income                                                   $    8,351       $     9,300        $    10,142
   Interest Expense                                                       2,774             4,250              5,023
                                                                     ----------       -----------        -----------
   Net Interest Income                                                    5,577             5,050              5,119
   Provision for Loan Losses                                                 --               250                235
                                                                     ----------       -----------        -----------
   Net Interest Income after Provision for Loan Losses                    5,577             4,800              4,884
   Noninterest Income                                                       771             1,934                924
   Noninterest Expense                                                    5,898             6,776              5,826
                                                                     ----------       -----------        -----------
   Income (Loss) before Income Taxes                                        450               (42)               (18)
   Income Taxes                                                             139               106                159
                                                                     ----------       -----------        -----------
   Net Income (Loss)                                                 $      311       $      (148)       $      (177)
                                                                     ==========       ===========        ===========
Per Share Data
   Net Income (Loss) - Basic                                         $     0.05       $     (0.29)       $     (0.32)
   Book Value, net of preferred stock at liquidation value                 3.66              3.85               4.02
   Cash Dividends - Preferred Stock                                         214               216                214
   Actual Number of Shares Outstanding                                2,337,986         1,253,270          1,241,413
   Weighted Average Number of Shares Outstanding                      1,843,623         1,247,349          1,234,638
Balance Sheet Data - At Period End
   Total Assets                                                      $  144,093       $   124,569        $   135,664
   Total Loans                                                          118,051            92,399             83,801
   Allowance for Loan Losses (ALLL)                                       1,196             1,219                964
   Investment Securities                                                 11,618            20,229             34,702
   Other Real Estate Owned                                                   --                --                 --
   Total Deposits                                                       119,029           107,181            110,161
   Total Shareholders' Equity                                            10,703             6,967              6,984
Operating Ratios and Other Selected Data
   Return on Average Assets                                                0.23%            (0.11%)            (0.13%)
   Return on Average Equity                                                2.44%            (2.10%)            (2.69%)
   Operating Efficiency Ratio                                             92.91%            97.02%             96.41%
   Net Interest Yield                                                      4.40%             4.31%              4.40%
   Dividend Payout Ratio - Common Shares                                     --                --                 --
   Average Equity to Average Assets                                        6.56%             5.39%              4.97%
Selected Asset Quality Ratios - At Period End
   Nonperforming Loans to Total Loans                                      0.77%             0.25%              0.38%
   Nonperforming Assets to Total Assets                                    0.73%             0.65%              0.28%
   ALLL as a Percentage of Nonperforming Loans                           134.70%           516.53%            303.14%
   ALLL as a Percentage of Total Loans                                     1.01%             1.32%              1.15%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

This Annual Report on Form 10-KSB includes forward-looking information, which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act ant the Private Securities Litigation Reform Act of 1995. When the Company uses or incorporates by reference in this Annual Report on Form 10-KSB the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, the Company intends to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-KSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. Such risks and uncertainties include, but are not limited to, the following factors: (i) general economic conditions, whether national or regional, that could affect the demand for loans and other banking services or lead to increased loan losses; (ii) competitive factors, including increased competition with community, regional and national financial institutions that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits or reduce the value of real estate collateral securing the Bank's loans; (iii) loss of customers of greatest value to the Bank or other losses; (iv) increasing or decreasing interest rate environments that could lead to decreased net interest margin and volatility of rate sensitive loans and deposits; (v) changing business conditions in the banking industry; (vi) changes in the regulatory environment or new legislation; (vi) changes in technology or required investments in technology; (vii) credit quality deterioration which could cause an increase in the provision for loan losses; (viii) dividend restrictions; (ix) the effects of the September 11, 2001 terrorist attacks and their aftermath; (x) increased political tensions in Iraq and elsewhere in the Middle East; and (xi) increased regulation of the securities markets, whether pursuant to the Sarbanes-Oxley Act of 2002 or otherwise. Investors and other readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date of the statement. The Company undertakes no obligation to revise any forward-looking statement to reflect later events or circumstances.

Critical Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Bank's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Note A to the Financial Statements describes the significant accounting policies used in the preparation of the Financial Statements.

A critical accounting policy is defined as one that is both material to the presentation of the Company's financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company's financial condition and results of operations. Management believes that the following are critical accounting policies.

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisition transactions of the Company accounted for as purchases.

The Company adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective January 1, 2002. This Statement establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by the Accounting Principles Board ("APB") Opinion No. 17. The Statement also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations.

The Company performed its initial impairment test of goodwill as of January 1, 2002 and its annual impairment test as of September 30, 2002 and has determined that no goodwill impairment existed as of the initial adoption of SFAS 142 or as of September 30, 2002. Goodwill is tested for impairment using the combined banking operations as the reporting unit. The fair value of the reporting unit was estimated using multiples of earnings and tangible book value, which are commonly used for valuation purposes and publicly reported in the community banking industry.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock

History

We specialize in developing personalized banking relationships with small businesses, executives and professionals in the west Los Angeles coastal communities. Over the past six years, we have grown our assets from $25.9 million as of December 31, 1996 to $144.1 million as of December 31, 2002.

During 1997, we reorganized into a holding company ownership structure by exchanging the shares of the Bank's capital stock for the capital stock of First Coastal Bancshares, and the shareholders of the Bank became shareholders of First Coastal Bancshares. There was no cash involved in this transaction, which was accounted for as a pooling of interest, and our consolidated financial statements have been restated to give full effect to this transaction.

In June 1997, we acquired Marina Bank for approximately $4.1 million in cash (including transaction costs). Marina Bank had total assets of approximately $21 million when we acquired it. The acquisition was accounted for using the purchase method of accounting. Goodwill arising from the transaction totaled approximately $2.1 million. This acquisition was funded in part by a public offering of common and series A preferred stock totaling $3.1 million, net of all costs.

In March 1999, we acquired American Independent Bank for approximately $6.5 million in cash. American Independent Bank had total assets of approximately $38 million when we acquired it. This acquisition was also accounted for using the purchase method of accounting. Goodwill arising from the transaction totaled approximately

$4.0 million. This acquisition was funded in part by a public offering of common stock totaling $1.9 million, net of costs and the issuance of $6.6 million in 11 7/8% Cumulative Preferred Securities by the Trust.

As discussed in more detail in Note A to the consolidated financial statements, amortization of goodwill was discontinued in 2002 and the remaining goodwill will be evaluated annually for impairment.

On October 26, 2001, we sold our Burbank branch to another financial institution for a net gain of $1.2 million. In connection with the sale we transferred deposits of $19.6 million and loans of $3.5 million to the acquirer.

Effective August 31, 2002, the shareholders of the Company approved the adjustments of our shareholder equity accounts through a quasi-reorganization. The Company believes this action more accurately reflects the financial position of the Company after the significant infusion of additional capital in the second quarter of 2002 and the significant increase in operating earnings in 2002.

Basis of Presentation

The following discussion and analysis is intended to assist in an understanding of the significant factors that influenced our financial condition at December 31, 2002 as compared to December 31, 2001. The following discussion and analysis should be read in conjunction with our financial statements and corresponding notes.

2002 Summary of Results

Income

During 2002, we earned $311,000 compared to a loss of $148,000 in 2001. On a per share basis, this resulted in basic and diluted earnings per share of $0.05 in 2002 compared to $(0.29) in 2001. Earning in 2002 exceeded 2001 primarily due to an additional $527,000 in net interest income in 2002, $250,000 less in provision for loan losses in 2002, $400,000 less in the provision for litigation losses in 2002 and discontinuance of goodwill amortization in 2002, which was $424,000 in 2001. These items were partially offset by the $1.2 million gain in 2001 from the sale of a branch. These items are all discussed in more detail later in this analysis.

Assets

During 2002, our total assets increased $19.5 million from $124.6 million at December 31, 2001 to $144.1 million at December 31, 2002. Total loans increased by $25.7 million reaching $118.1 million at December 31, 2002 compared to $92.4 million at December 31, 2001. This growth was funded by a combination of deposit growth of $11.8 million, $4.0 million in additional borrowings and an $8.6 million reduction in investment securities.

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

                                                                         For the Year Ended December 31,
                                                   ---------------------------------------------------------------------------
                                                                  2002                                      2001
                                                   -----------------------------------      ----------------------------------
                                                                             (dollars in thousands)
                                                                 Interest      Average                    Interest    Average
                                                    Average       Earned      Yield or       Average       Earned     Yield or
                                                    Balance      or Paid        Rate         Balance       or Paid      Rate
                                                    (000's)      (000's)        Paid         (000's)       (000's)      Paid
                                                   --------      -------      --------      ---------      -------    --------
Assets
Interest-Earning Assets:
   Investment Securities                           $ 15,106      $   600        3.97%       $  23,374      $ 1,215     5.20%
   Federal Funds Sold                                 4,484           75        1.67%           3,002           81     2.70%
   Other Earning Assets                               2,644          124        4.69%           1,004           60     5.98%
   Loans                                            103,262        7,552        7.31%          89,792        7,944     8.85%
                                                   --------      -------                    ---------      -------
                Total Interest-Earning Assets       125,496        8,351        6.65%         117,172        9,300     7.94%
Cash and Due From Bank                                4,921                                     6,228
Premises and Equipment                                1,263                                       662
OREO                                                     --                                        --
Other Assets                                          7,328                                     8,289
Allowance for Loan Losses                           ( 1,252)                                   (1,080)
                                                   --------                                 ---------
                                 Total Assets      $137,756                                 $ 131,271
                                                   ========                                 =========

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
   NOW, Savings and Money Market                   $ 52,429      $ 1,019        1.94%       $  31,174      $   820     2.63%
   Time Deposits under $100,000                      23,203          659        2.84%          30,187        1,417     4.69%
   Time Deposits of $100,000 or More                 12,696          365        2.87%          19,023          903     4.75%
   Borrowed Funds                                     8,390          731        8.71%          12,368        1,110     8.97%
                                                   --------      -------                    ----------     -------
           Total Interest-Bearing Liabilities        96,718        2,774        2.87%          92,752        4,250     4.58%
                                                                 -------                                   -------
Demand Deposits                                      30,726                                    30,326
Other Liabilities                                     1,276                                     1,113
Shareholders' Equity                                  9,036                                     7,080
                                                   --------                                 ---------
                        Total Liabilities and
                         Shareholders' Equity      $137,756                                 $ 131,271
                                                   ========                                 =========
Net Interest Income                                              $ 5,577                                   $ 5,050
                                                                 =======                                   =======
Net Yield on Interest-Earning Assets                                            4.44%                                  4.31%
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

                                                               Year Ended December 31, 2002
                                                                           over
                                                               Year Ended December 31, 2001
                                                          ---------------------------------------
                                                                   Increase (Decrease)
                                                                      Due to Change
                                                                   (dollars in thousands)
                                                          ---------------------------------------
                                                           Volume           Rate           Change
                                                          -------         -------         -------
Interest-Earning Assets:
   Investment Securities                                  $  (369)        $  (246)        $  (615)
   Federal Funds Sold                                          32             (38)             (6)
   Other Earning Assets                                        79             (15)             64
   Loans                                                    1,096          (1,488)           (392)
                                                          -------         -------         -------
                         Total Interest Income                838          (1,787)           (949)
Interest-Bearing Liabilities:
   NOW, Savings and Money Market                              466            (267)            199
   Time Deposits under $100,000                              (280)           (478)           (758)
   Time Deposits $100,000 or More                            (210)           (328)           (538)
   Borrowed Funds                                            (347)            (32)           (379)
                                                          -------         -------         -------
                        Total Interest Expense               (371)         (1,105)         (1,476)
                                                          -------         -------         -------
Interest Differential or Net
   Interest Income                                        $ 1,209         $  (682)        $   527
                                                          =======         =======         =======

Year Ended December 31, 2002 Compared to December 31, 2001

For 2002, our net interest income was $5.6 million, an increase of $527,000, or 10.4% compared to $5.1 million for 2001. This increase was primarily due to the significant growth in loans, our highest yielding asset.

Interest income was $8.4 million for 2002, a $949,000 decline or 9.0% from the $9.3 million reported in 2001. This decline was the combination of a decrease in interest income of $1.8 million due to decreasing interest rates partially offset by an $838,000 increase due to overall growth in average interest-earning assets as well as our repositioning assets from investments to loans. Loans, our highest yielding asset, increased from 77% of our average interest-earning assets in 2001 to 82% in 2002. Even with this repositioning of assets, our yield on interest-earning assets declined 129 basis points from 7.94% in 2001 to 6.65% in 2002.

Interest expense in 2002 decreased $1.5 million to $2.8 million compared to $4.3 million in 2001. This decrease was also comprised of two factors, $1.1 million was related to declining interest rates and $371,000 was due to repositioning of our balance sheet. During 2002, we decreased our dependency on other borrowings and time deposits, our most expensive sources of funding by increasing our NOW, Savings and Money Market accounts. During 2001, these funds represented 34% of our total interest-bearing liabilities, while in 2002 this percentage had increased to 54%. As a result of these factors, our cost for interest-bearing liabilities declined 171 basis points from 4.58% in 2001 to 2.87% in 2002.

As a result of all of these factors, we experienced a 13 basis point increase in our net yield on interest earning assets from 4.31 % in 2001 to 4.44% in 2002.

Provision for Loan Losses

We make provisions for loan losses to bring our total allowance for loan losses to a level we deem appropriate. We base our determination on such factors as our historical experience, the volume and type of lending we conduct, the amount of our nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in our portfolio. The amount we provide for loan losses is charged to earnings. We made no provision for loan losses in 2002 compared to $250,000 for 2001.

Noninterest Income

Noninterest income for 2002 was $771,000 a decrease of $1.2 million when compared to $1.9 for 2001. This decrease is primarily the result of a one-time gain of $1.2 million in 2001 resulting from the sale of one of our branches.

Noninterest Expense

Noninterest expense decreased in 2002 to $5.9 million from $6.8 million in 2001, a decrease of approximately $878,000 or 13%. This decrease was comprised primarily of a $400,000 charge to establish a reserve for potential litigation losses in 2001 and the $424,000 amortization of goodwill that occurred in 2001.

Income Taxes

During 2002 we recorded a $139,000 provision for income taxes. This resulted in an effective tax rate of approximately 31% on income before income taxes. During 2001 we recorded income tax expense of $106,000. This resulted in an effective tax rate of approximately 28% on income before income taxes and non-deductible goodwill amortization. See also Note I to the consolidated financial statements for more information on income taxes.

Liquidity and Asset/Liability Management

The objective of our asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of our capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to its shareholders.

The Bank's liquidity, which primarily represents our ability to meet fluctuations in deposit levels and provide for customers' credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds being gathered and the assets being funded. The Bank's liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits, short-term certificates of deposit, and overnight purchases of federal funds. Short-term investments, primarily federal funds sold and reverse repurchase lines of credit provided by our correspondent banks, are the primary means for providing immediate liquidity. In order to meet the Bank's liquidity requirements, we endeavor to maintain an appropriate liquidity ratio. The liquidity ratio is equivalent to the sum of cash and noninterest-earning deposits, interest-earning deposits, federal funds sold, and investment securities, divided by deposits. As of December 31, 2002 and 2001, the Bank's liquidity ratio was 14.8% and 22.7%, respectively.

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

The table below sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2002, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.

                                                              Estimated Maturity or Reporting
                                         ------------------------------------------------------------------------------
                                                         Over Three
                                                           Months             Over
                                         Up to            To Less            One to            Over
                                         Three            Than One            Five             Five
                                         Months             Year              Year             Years            Total
                                        --------         ----------         --------          --------         --------
                                                                   (dollars in thousands)
Interest-Earning Assets:
   Time Deposits                        $     --          $     --          $  1,390          $    475         $  1,865
   Investment Securities and FRB
        and FHLB Stock                     6,222                --                --             6,258           12,480
   Loans                                  31,828            13,904            33,816            38,503          118,051
                                        --------          --------          --------          --------         --------
                                        $ 38,050          $ 13,904          $ 33,816          $ 44,761         $130,531
                                        ========          ========          ========          ========         ========

Interest-Bearing Liabilities:
   Money Market and NOW                 $ 53,780          $     --          $     --          $     --         $ 53,780
   Savings                                 4,127                --                --                --            4,127
   Time Deposits                          11,926            13,593             2,715                --           28,234
   Other Borrowings                        5,775                --               200             7,400           13,375
                                        --------          --------          --------          --------         --------
                                        $ 75,608          $ 13,593          $  2,915          $  7,400         $ 99,516
                                        ========          ========          ========          ========         ========

Interest Rate Sensitivity Gap           $(37,558)         $    311          $ 30,901          $ 37,361         $ 31,015
Cumulative Interest Rate
   Sensitivity Gap                      $(37,558)         $(37,247)         $ (6,346)         $ 31,015
Cumulative Interest Rate
   Sensitivity Gap Ratio
   Based on Total Assets                  (26.07%)          (25.85%)           (4.40%)           21.52%

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

Lending Activities

We originate and purchase loans for our own portfolio and for possible sale in the secondary market. Our loans include single-family residential loans, commercial business, commercial real estate loans, construction loans, and consumer loans.

The following table sets forth the composition of our loan portfolio by type of loan at the periods indicated:

                                                                       December 31,
                                                               --------------------------
                                                                 2002              2001
                                                               ---------         --------
                                                                 (dollars in thousands)
Loans:
   Commercial                                                  $  24,253         $ 17,254
   Consumer                                                          599              670
   Construction Financing                                          8,993            9,605
   Real Estate - Residential, 1 to 4 Units                        25,152           16,150
   Real Estate  - Other                                           59,054           48,720
                                                               ---------         --------
                                            Total Loans          118,051           92,399
Net Deferred Loan Costs, Premiums Paid and (Fees)                    261             (134)
Allowance for Loan Losses                                         (1,219)          (1,219)
                                                               ---------         --------
Net Loans                                                      $ 117,093         $ 91,046
                                                               =========         ========

Commitments:
   Standby Letters of Credit                                   $     175         $     --
   Undisbursed Loans and Commitments to Grant Loans               16,383           14,719
                                                               ---------         --------
                                      Total Commitments        $  16,558         $ 14,719
                                                               =========         ========

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

We make construction-financing loans primarily as interim loans made to finance the construction of commercial and single family residential property. These loans are typically short term and located in our market area. We do not make loans for speculative or tract housing construction or for the acquisition of raw land.

Our 1 - 4 unit residential real estate loans consists primarily of single family residential loans. These loans include home equity lines of credit. We make these loans based on the borrower's cash flow and secure the loan by a first or second deed of trust on the property. Our general policy is to restrict our residential loans to no more than 80% of the appraised value of the property. In order to supplement our loan portfolio and to enhance geographical diversity, we have purchased single-family residential loans from other financial institutions. In order to minimize prepayment risk, we have paid little or no premium for loan pools with the following criteria:

      o     well-seasoned and well-collaterized conforming mortgages,

      o borrowers with sound credit who demonstrate the ability to service the debt, and

      o     a stable and consistent cash flow.

We review each loan within the pool and eliminate those individual loans, which do not meet our underwriting standards. As of December 31, 2002, these loans totaled $21.7 million and were secured by residential properties in California ($16.6 million in loans) Arizona ($2.0 million in loans), Maine ($2.1 million in loans) and Iowa ($900,000 in loans). We do not service these loans.

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

Many of our loans have floating rates tied to our base rate or other market rate indicator, the majority of which are adjusted at least quarterly. The following table shows the maturity distribution of the fixed rate portion of the loan portfolio and the repricing portion of the variable rate portion of the loan portfolio outstanding as of December 31, 2000:

                                                Due in       Due After
                                               One Year     One Year to     Due After
           Loan Category                       or Less       Five Years     Five Years        Total
           -------------                       --------     -----------     ----------       --------
Commercial                                     $12,194        $ 8,640        $  3,419        $ 24,253
Consumer                                            68            182             349             599
Construction Financing                           8,420            573              --           8,993
Real Estate - Residential, 1 to 4 Units          2,400            736          22,016          25,152
Real Estate  - Other                             3,575          8,635          46,844          59,054
                                               -------        -------        --------        --------
                                               $26,657        $18,766        $ 72,628        $118,051
                                               =======        =======        ========        ========

                                                        Interest Rate Provision
                                                     -----------------------------
                                                     Fixed Rates                             $ 38,164
                                                     Adjustable Rates                          78,576
                                                                                             --------
                                                                                             $116,740
                                                                                             ========

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

The following table provides information with respect to the components of our nonperforming assets at the dates indicated:

                                                                               For the Year Ended
                                                                                  December 31,
                                                                              ---------------------
                                                                                2002          2001
                                                                              -------       -------
                                                                              (dollars in thousands)
Non-Accrual Loans                                                             $   905       $   227
Loans 90 Days Past Due and Still Accruing                                          --             9
Restructured Loans                                                                 --            --
                                                                              -------       -------
                                    Total Nonperforming Loans                     905           236
Classified Investments                                                             --           572
Other Real Estate Owned                                                            --            --
                                                                              -------       -------
                                    Total Nonperforming Assets                $   905          $808
                                                                              =======       =======

Non-Accrual Loans as a Percentage of Total Loans                                 0.77%         0.25%
Loans 90 Days Past Due as a Percentage of Total Loans                              --            --
Restructured Loans as a Percentage of Total Loans                                  --            --
                                                                              -------       -------
Nonperforming Loans as a Percentage of Total Loans                               0.77%         0.25%
                                                                              =======       =======

Allowance for Loan Losses as a Percentage of
   Nonperforming Loans                                                         134.70%       516.53%
Nonperforming Assets as a Percentage of Total Assets                             0.73%         0.28%

Restructured loans are those loans where we have made concessions in interest rates or repayment terms have been made to assist the borrower. Non-accrual loans are generally loans which are past due 90 days or are loans that management believes the interest upon which may not be collectible.

Nonaccrual loans at December 31, 2002, consist primarily of one loan for $797,000. This loan is secured by assets of a business that is in the process of liquidating. We have allocated $39,000 of our allowance to cover estimated losses through liqiidation.

Classified investments as of December 31, 2001 were comprised of one investment security, which we classified as "less than investment grade". This security was sold in 2002 for a loss of approximately $2,000.

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

Allowance for Loan Losses

The following table summarizes, for the periods indicated, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses:

                                                           For the Year Ended
                                                              December 31,
                                                         ----------------------
                                                          2002           2001
                                                         ------         -------
                                                         (dollars in thousands)
Allowance For Loan Losses:
Balance at Beginning of Period                           $1,219         $   964
Actual Charge-offs:
   Commercial                                                76             116
   Consumer                                                   1              10
   Real Estate                                               --              16
                                                         ------         -------
                                Total Charge-Offs            77             142
                                                         ------         -------
Less Recoveries:
   Commercial                                                54              51
   Consumer                                                  --              17
   Real Estate                                               --              79
                                                         ------         -------
                                 Total Recoveries            54             147
                                                         ------         -------
Net Loans Charged Off                                        23              (5)
Provision for Loan Losses                                    --             250
                                                         ------         -------
Balance at End of Period                                 $1,196         $ 1,219
                                                         ======         =======

Ratios:
Net Loans Charged Off  to Average Loans                    0.02%          (0.01%)
Allowance for Loan Losses to Total Loans                   1.01%           1.32%

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

The following table summarizes the allocation of the allowance for loan losses by loan type for the periods indicated (dollar amounts in thousands):

                                                                December 31,
                                              -----------------------------------------------
                                                       2002                    2001
                                              ----------------------  -----------------------
                                                          Percent of               Percent of
                                                           Loans in                 Loans in
                                                           Category                 Category
                                              Allowance     to Toal    Allowance     to Toal
                                               Amount        Loans      Amount        Loans
                                              ---------   ----------   ---------   --------
Commercial                                     $  271        20.7%      $  275        23.3%
Consumer                                            5         0.5%           6         0.7%
Construction Financing                             68         7.7%         105        11.4%
Real Estate - Residential, 1 to 4 Units           180        20.4%         145        15.5%
Real Estate - Other                               464        50.7%         469        49.1%
Unallocated                                       208         N/A          219         N/A
                                               ------       -----       ------       -----
                                               $1,196       100.0%      $1,219       100.0%
                                               ======       =====       ======       =====

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

The following table summarizes the amounts and distribution of our investment securities held as of the dates indicated, and the weighted average yield as of December 31, 2002.

                                                                       December 31,                      December 31,
                                                          ----------------------------------        ----------------------
                                                                           2002                             2001
                                                          ----------------------------------        ----------------------
                                                                                    Weighted
                                                            Book          Market     Average         Book           Market
                                                           Value          Value       Yield          Value          Value
                                                          -------        -------    --------        -------        -------
Available-for-Sale Securities:
   U.S. Agencies:
      One to Five Years                                   $    --        $    --                    $ 8,000        $ 8,000
      Five to Ten Years                                        --             --                         --             --
      Over Ten Years                                        4,000          4,000       3.5%              --             --
                                                          -------        -------                    -------        -------
                                 Total U.S. Agency          4,000          4,000       3.5%           8,000          8,000

   Trust  Preferred Securities:
      One Year or Less                                         --             --                      4,012          3,940
      Over Ten Years                                        1,910          1,829       2.9%           1,908          1,867
                                                          -------        -------                    -------        -------
                  Total Trust Preferred Securities          1,910          1,829       2.9%           5,920          5,807

   Corporate Notes:
      One Year or Less                                         --             --                        709            551
      One to Five Years                                        --             --                        504            513
                                                          -------        -------                    -------        -------
                             Total Corporate Notes             --             --                      1,213          1,064

   Mortgage-Backed Securities                               5,786          5,897       3.4%           5,323          5,358
                                                          -------        -------                    -------        -------
               Total Available-for-Sale Securities        $11,696        $11,726       3.4%         $20,456        $20,229
                                                          =======        =======                    =======        =======

Deposits

Deposits are the primary source of funding for our lending and investing needs. Total deposits were $119.0 million at December 31, 2002 and $107.2 million at December 31, 2001.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                                                     For the Year Ended December 31,
                                                        ----------------------------------------------------------
                                                                   2002                              2001
                                                        -------------------------         ------------------------
                                                         Average          Average          Average         Average
                                                         Balance           Rate            Balance          Rate
                                                        ---------         -------         ---------        -------
                                                                           (dollars in thousands)
NOW                                                     $   7,863           1.76%         $   9,446         1.46%
Savings Deposits                                            4,113           2.15%             4,098         2.16%
Money Market Accounts                                      40,453           1.98%            17,630         3.36%
TCD Less than $100,000                                     23,203           2.84%            30,187         4.69%
TCD $100,000 or More                                       12,696           2.87%            19,023         4.75%
                                                        ---------                         ---------
            Total Interest-Bearing Deposits                88,328           2.31%            80,384         3.91%

Non Interest-Bearing Demand Deposits                       29,881                            30,326
                                                        ---------                         ---------

                             Total Deposits             $ 118,209           1.73%         $ 110,710         2.84%
                                                        =========                         =========

The scheduled maturity distribution of our time deposits of $100,000 or greater, as of December 31, 2002, were as follows (dollar amounts in thousands):

        Three Months or Less                                $  3,320
        Over Three Months to One Year                          5,376
        Over One Year to Three Years                             591
        Over Three Years                                         435
                                                            --------
                                     Total                  $  9,722
                                                            ========

Short-Term and Other Borrowings

The following table summarizes short-term borrowings and weighted average rates (dollar amounts in thousands):

                                                             2002
                                --------------------------------------------------------------
                                                   Maximum
                                  Ending          Month-End          Average           Average
                                 Balance           Balance           Balance             Rate
                                --------          ---------          -------           -------
Short-Term Borrowings           $ 5,775           $  5,775           $   685             1.75%
Long-Term Borrowings              7,600              8,039             7,705             8.97%

                                                             2001
                                --------------------------------------------------------------
                                                   Maximum
                                  Ending          Month-End          Average           Average
                                 Balance           Balance           Balance             Rate
                                --------          ---------          -------           -------
Short-Term Borrowings           $   725           $ 10,000           $ 3,938             4.85%
Long-Term Borrowings              8,639              8,952             8,430            10.96%

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

ITEM 8.  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
and Board of Directors of First Coastal Bancshares

We have audited the accompanying consolidated balance sheets of First Coastal Bancshares and Subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Coastal Bancshares and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

VAVRINEK, TRINE, DAY & CO., LLP

Laguna Hills, California
January 28, 2003

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
                          (Dollar Amounts in Thousands)

                                                                   2002              2001
                                                                 ---------         ---------
ASSETS

Cash and Due from Banks                                          $   4,439         $   2,717
                                                                 ---------         ---------
                               CASH AND CASH EQUIVALENTS             4,439             2,717

Time Deposits in Other Financial Institutions                        1,865             1,525
Investment Securities Available for Sale                            11,618            20,229
Federal Reserve and Federal Home Loan Bank Stock, at Cost              862               854

Loans:
   Commercial                                                       24,253            17,254
   Real Estate - Construction                                        8,993             9,605
   Real Estate - Residential, 1 to 4 Units                          25,152            16,150
   Real Estate - Other                                              59,054            48,720
   Consumer                                                            599               670
                                                                 ---------         ---------
                                             TOTAL LOANS           118,051            92,399

   Net Deferred Loan Costs, Premiums Paid and (Fees)                   261              (134)
   Allowance for Loan Losses                                        (1,196)           (1,219)
                                                                 ---------         ---------
                                               NET LOANS           117,116            91,046

Premises and Equipment, Net                                          1,853               614
Goodwill                                                             4,625             4,625
Net Deferred Tax Assets                                                819               971
Accrued Interest and Other Assets                                      896             1,988
                                                                 ---------         ---------

                                            TOTAL ASSETS         $ 144,093         $ 124,569
                                                                 =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
                          (Dollar Amounts in Thousands)

                                                                                     2002               2001
                                                                                   ---------         ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                                                      $  32,888         $  24,607
   Money Market and NOW                                                               53,780            34,981
   Savings                                                                             4,127             3,953
   Time Deposits Under $100,000                                                       18,512            28,125
   Time Deposits $100,000 and Over                                                     9,722            15,515
                                                                                   ---------         ---------
                                                             TOTAL DEPOSITS          119,029           107,181

Short-Term Borrowings                                                                  5,775               725
Long-Term Debt                                                                         1,000             2,039
Company Obligated Mandatorily Redeemable Preferred Securities
   of Subsidiary Trust Holding Solely Junior Subordinated Debentures                   6,600             6,600
Accrued Interest and Other Liabilities                                                   986             1,057
                                                                                   ---------         ---------
                                                          TOTAL LIABILITIES          133,390           117,602

Commitments and Contingencies - Notes D and J                                             --                --

Shareholders' Equity:
   Preferred Stock - Series A, Authorized 5,000,000 Shares; Issued and
      Outstanding 317,625 at December 31, 2002
         and 2001, Liquidation Value of $2,144 Plus
            Accumulated Dividends                                                      1,993             1,993
   Common Stock - Authorized 10,000,000 Shares;
      Issued and Outstanding 2,337,986 at December 31, 2002 and
         1,253,270 at December 31, 2001                                                8,771             6,584
   Accumulated Deficit, Eliminated by Transfer of $1,417 from
         Common Stock on August 31, 2002                                                  --            (1,476)
   Retained Earnings Since September 1, 2002                                              38                --
   Accumulated Other Comprehensive Income - Net Unrealized
      Loss on Investment Securities Available for Sale,
         net of Taxes of $69 in 2002 and $93 in 2001                                     (99)             (134)
                                                                                   ---------         ---------
                                                 TOTAL SHAREHOLDERS' EQUITY           10,703             6,967
                                                                                   ---------         ---------

                                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 144,093         $ 124,569
                                                                                   =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2002 and 2001
            (Dollar Amounts in Thousands, Except for Per Share Data)

                                                                            2002          2001
                                                                           ------        -------
INTEREST INCOME
   Interest and Fees on Loans                                              $ 7,552       $ 7,944
   Interest on Investment Securities                                           600         1,215
   Other Interest Income                                                       199           141
                                                                           -------       -------
                                              TOTAL INTEREST INCOME          8,351         9,300
INTEREST EXPENSE
   Interest on Savings, Money Market and NOW                                 1,019           820
   Interest on Time Deposits                                                 1,024         2,320
   Other Interest Expense                                                      731         1,110
                                                                           -------       -------
                                             TOTAL INTEREST EXPENSE          2,774         4,250
                                                                           -------       -------

                                                NET INTEREST INCOME          5,577         5,050
PROVISION FOR LOAN LOSSES                                                       --           250
                                                                           -------       -------
                                         NET INTEREST INCOME AFTER
                                         PROVISION FOR LOAN LOSSES           5,577         4,800
NONINTEREST INCOME
   Service Charges and Fees                                                    656           623
   Deposit Premium Received on Sale of Branch                                   --         1,206
   Gain on Sale of Investment Securities Available for Sale                     49            42
   Other Income                                                                 66            63
                                                                           -------       -------
                                                                               771         1,934
NONINTEREST EXPENSE
   Salaries and Employee Benefits                                            2,665         2,752
   Occupancy                                                                   825           705
   Furniture and Equipment                                                     339           328
   Data Processing                                                             430           419
   Promotional                                                                 399           233
   Legal and Accounting                                                         54           183
   Office                                                                      277           313
   Goodwill Amortization                                                        --           424
   Provision for Litigation Losses                                              --           400
   Other Expenses                                                              909         1,019
                                                                           -------       -------
                                                                             5,898         6,776
                                                                           -------       -------
                                 INCOME (LOSS) BEFORE INCOME TAXES             450           (42)
Income Taxes                                                                   139           106
                                                                           -------       -------

                                                 NET INCOME (LOSS)         $   311       $  (148)
                                                                           =======       =======
Per Share Data:
   Net Income (Loss) - Basic                                               $  0.05       $ (0.29)
   Net Income (Loss) - Diluted                                             $  0.05       $ (0.29)

The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years Ended December 31, 2002 and 2001
                          (Dollar Amounts in Thousands)

                                                                    Common Stock
                                                             ------------------------
                                              Preferred      Number of                    Comprehensive
                                                Stock          Shares         Amount          Income
                                              ---------     ------------      -------     -------------
January 1, 2001                                $ 1,993       1,241,413        $ 6,551

Sale of Treasury Shares                                         11,857             33
Dividends - Preferred Stock
Comprehensive Income
Net Loss                                                                                      $ (148)
Change in Unrecognized Gain on
   Securities Available for Sale,
      net of Taxes of $236                                                                       339
Less Reclassification Adjustments
   for Gains included in Net Loss,
    net of Taxes of $17                                                                          (25)
                                                                                              ------
           Total Comprehensive Income                                                         $  191
                                               -------       ---------        -------         ======
December 31, 2001                                1,993       1,253,270          6,584

Purchase of Treasury Shares                                    (21,345)           (46)
Sale of Common Stock                                         1,106,061          3,650
Dividends - Preferred Stock
Quasi-Reorganization - Note T                                                  (1,417)
Comprehensive Income
Net Income                                                                                    $  311
Change in Unrecognized Gain
   of Securities Available for
   Sale, net of Taxes of $44                                                                      64
Less Reclassification Adjustments
   for Gains included in Net
   Income, net of Taxes of $20                                                                   (29)
                                                                                              ------
           Total Comprehensive Income                                                         $  346
                                               -------       ---------        -------         ======
December 31, 2002                              $ 1,993       2,337,986        $ 8,771
                                               =======       =========        =======

                                                                  Retained         Accumulated
                                                               Earnings Since         Other
                                              Accumulated       September 1,      Comprehensive
                                                Deficit             2002              Income            Total
                                              -----------      --------------     --------------        -----
January 1, 2001                                 $(1,112)           $   --             $ (448)         $  6,984

Sale of Treasury Shares                                                                                     33
Dividends - Preferred Stock                        (216)                                                  (216)
Comprehensive Income
Net Loss                                           (148)                                                  (148)
Change in Unrecognized Gain on
   Securities Available for Sale,
      net of Taxes of $236                                                               339               339
Less Reclassification Adjustments
   for Gains included in Net Loss,
    net of Taxes of $17                                                                  (25)              (25)

           Total Comprehensive Income
                                                -------            ------             ------          --------
December 31, 2001                                (1,476)               --               (134)            6,967
                                                -------
Purchase of Treasury Shares                                                                                (46)
Sale of Common Stock                                                                                     3,650
Dividends - Preferred Stock                        (107)             (107)                                (214)
Quasi-Reorganization - Note T                      1417                                                     --
Comprehensive Income
Net Income                                         166                145                                  311
Change in Unrecognized Gain
   of Securities Available for
   Sale, net of Taxes of $44                                                              64
Less Reclassification Adjustments
   for Gains included in Net
   Income, net of Taxes of $20                                                           (29)               35

           Total Comprehensive Income
                                                ------             ------             ------           -------
December 31, 2002                               $   --             $   38             $  (99)          $10,703
                                                ======             ======             ======           =======

The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2002 and 2001
                          (Dollar Amounts in Thousands)

                                                                            2002             2001
                                                                          --------         --------
OPERATING ACTIVITIES
   Net Income (Loss)                                                      $    311         $   (148)
   Adjustments to Reconcile Net Income (Loss) to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                         322              751
         Provision for Loan Losses                                              --              250
         Gain on Sale of Branch                                                 --           (1,206)
         Gain on Sale of Investment Securities                                 (49)             (42)
         Provision for Litigation Losses                                        --              400
         Deferred Income Taxes                                                 128               31
         Other Items - Net                                                   1,072              252
                                                                          --------         --------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES           1,784              288
INVESTING ACTIVITIES
   Increase in Time Deposits in other Financial Institutions                  (340)          (1,525)
   Net Change in FRB and FHLB Stock                                             (8)             321
   Purchases of Available-for-Sale Securities                              (10,890)         (12,055)
   Proceeds from Sales of Available-for-Sale Securities                      7,429           24,173
   Proceeds from Maturities of Available-for-Sale Securities                12,129            2,895
   Net Change in Loans                                                     (26,070)         (11,271)
   Net Payment to Acquirer on Sale of Branch                                    --          (15,504)
   Purchases of Premises and Equipment                                      (1,561)            (266)
                                                                          --------         --------
                             NET CASH USED BY INVESTING ACTIVITIES         (19,311)         (13,232)
FINANCING ACTIVITIES
   Net Change in  Deposits                                                  11,848           16,606
   Net Change in Other Borrowings                                            4,011           (8,084)
   Dividends Paid                                                             (214)            (216)
   Proceed from Sale of Common Stock                                         3,650               --
   Purchase of Treasury Shares                                                 (46)              --
   Proceeds from Sale of Treasury Shares                                        --               33
                                                                          --------         --------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES          19,249            8,339
                                                                          --------         --------
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           1,722           (4,605)
                    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           2,717            7,322
                                                                          --------         --------

                          CASH AND CASH EQUIVALENTS AT END OF YEAR        $  4,439         $  2,717
                                                                          ========         ========

Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                                          $  2,836         $  4,372
   Income Taxes Paid                                                      $    131         $     --

The accompanying notes are an integral part of these consolidated financial statements.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of First Coastal Bancshares (the "Company") and its wholly owned Subsidiaries, First Coastal Bank, N.A. (the "Bank") and First Coastal Capital Trust (the "Trust").

Nature of Operations

The Bank has been organized as a single reporting segment and operates four branches in the West Los Angeles Coastal Communities of Southern California. The Bank's primary source of revenue is providing loans to clients, who are predominately small and middle-market businesses and individuals.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2002.

The Bank maintains amounts due from banks, which exceed federally insured limits. The Bank has not experienced any losses in such accounts.

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

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

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

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net assets associated with acquisition transactions of the Company accounted for as purchases.

The Company adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective January 1, 2002. This Statement establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by the Accounting Principles Board ("APB") Opinion No. 17. The Statement also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations.

The Company performed its initial impairment test of goodwill as of January 1, 2002 and its annual impairment test as of September 30, 2002 and has determined that no goodwill impairment existed as of the initial adoption of SFAS 142 or as of September 30, 2002. Goodwill is tested for impairment using the combined banking operations as the reporting unit. The fair value of the reporting unit was estimated using multiples of earnings and tangible book value, which are commonly used for valuation purposes and publicly reported in the community banking industry.

The following table represents the effect of the adoption of SFAS 142 for 2002 and 2001.

                                          2002           2001
                                        -------        -------
Net Income (Loss) as Reported           $   311        $  (148)
Goodwill Amortization                        --            424
                                        -------        -------

Adjusted Net Income                     $   311        $   276
                                        =======        =======

Basic Earnings (Loss) per Share:
   As Reported                          $  0.05        $ (0.29)
   Goodwill Amortization                     --           0.34
                                        -------        -------

   Adjusted Net Income                  $  0.05        $  0.05
                                        =======        =======

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

      Leasehold Improvements                                  5-15 Years
      Furniture, Fixtures and Equipment                       3-10 Years

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income (loss) and income
(loss) per share would have been changed to the pro forma amounts indicated below:

                                                                            2002              2001
                                                                          -------           -------
Net Income (Loss):
   As Reported                                                              $ 311            $ (148)
   Stock-Based Compensation using Intrinsic Value Method                        -                 -
   Stock-Based Compensation that would have been reported
      using the Fair Value Method of SFAS 123                                 (37)              (32)
                                                                          --------           -------

   Pro Forma                                                                $ 274            $ (180)
                                                                          ========           =======

Basic Income (Loss) Per Share:
   As Reported                                                             $ 0.05           $ (0.29)
   Pro Forma                                                               $ 0.03           $ (0.32)

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

Treasury Stock

The Company routinely reacquires shares of its outstanding common stock and holds them as treasury stock. Common Stock and shares outstanding are reported net of any treasury shares. As of December 31, 2002, the Company held 24,888 shares in treasury stock.

Disclosure About Fair Value of Financial Instruments

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Company's estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

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

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                          (Dollar Amounts in Thousands)

NOTE B - INVESTMENT SECURITIES

Investment securities have been classified in the balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31 were as follows:

                                                       Gross           Gross
                                       Amortized     Unrealized     Unrealized         Fair
                                          Cost         Gains          Losses           Value
                                        -------        -----         --------         -------
Available-for-Sale Securities:
   December 31, 2002:
      U.S. Government Agencies          $ 4,000        $  --         $   (108)        $ 3,892
      Trust Preferred Securities          1,910            2              (83)          1,829
      Mortgage-Backed Securities          5,876           41              (20)          5,897
                                        -------        -----         --------         -------

                                        $11,786        $  43         $   (211)        $11,618
                                        =======        =====         ========         =======

   December 31, 2001:
      U.S. Government Agencies          $ 8,000        $  --         $     --         $ 8,000
      Trust Preferred Securities          5,920            6             (119)          5,807
      Corporate Notes                     1,213            9             (158)          1,064
      Mortgage-Backed Securities          5,323           57              (22)          5,358
                                        -------        -----         --------         -------

                                        $20,456        $  72         $   (299)        $20,229
                                        =======        =====         ========         =======

Investment securities carried at $5,897 and $13,358 on December 31, 2002 and 2001, respectively, were pledged to secure short-term borrowings.

The amortized cost and estimated fair value of all debt securities as of December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Amortized        Fair
                                                 Cost          Value
                                               -------        -------
Over Ten Years                                 $ 5,910        $ 5,721
Mortgage-Backed Securities                       5,876          5,897
                                               -------        -------
                                               $11,786        $11,618
                                               =======        =======

During 2002, the Company received proceeds from the sale of investment securities totaling $7,429 resulting in gross gains of $56 and gross losses of $7. During 2001, the Company received proceeds from the sale of investment securities totaling $24,173 resulting in gross gains of $85 and gross losses of $43.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                          (Dollar Amounts in Thousands)

NOTE C - LOANS

The Bank's loan portfolio consists primarily of loans to borrowers within Los Angeles County. The Bank has also purchased loans outstanding of $21,702 and $8,248, at December 31, 2002 and 2001, respectively, secured by residential properties in California, Arizona, Maine, and Iowa.

Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank's market area and, as a result, the Bank's loan and collateral portfolios are, to some degree, concentrated in those industries.

A summary of the changes in the allowance for loan losses as of December 31 follows:

                                                       2002            2001
                                                     -------         -------
Balance at Beginning of Year                         $ 1,219         $   964
Additions to the Allowance Charged to Expense             --             250
Recoveries on Loans Charged Off                           54             147
                                                     -------         -------
                                                       1,273           1,361
Less Loans Charged Off                                   (77)           (142)
                                                     -------         -------

                                                     $ 1,196         $ 1,219
                                                     =======         =======

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

                                                     2002         2001
                                                     ----         ----
Recorded Investment in Impaired Loans                $ 905        $ 227
                                                     =====        =====

Related Allowance for Loan Losses                    $  42        $   7
                                                     =====        =====

Average Recorded Investment in Impaired Loans        $ 431        $ 359
                                                     =====        =====

Interest Income Recognized for Cash Payments         $  30         None
                                                     =====        =====

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                          (Dollar Amounts in Thousands)

NOTE C - LOANS - Continued

In the ordinary course of business, the Bank has granted loans to certain executive officers, directors and employees with which they are associated. In the Bank's opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons.

The following is a summary of the activity in these loans:

                                                     2002         2001
                                                     ----         ----
Balance at Beginning of Year                         $ 44         $ 79
Advances                                               --           --
Principal Repayments                                  (21)         (35)
                                                     ----         ----

Balance at End of Year                               $ 23         $ 44
                                                     ====         ====

NOTE D - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

                                                         2002            2001
                                                      -------         -------
Leasehold Improvements                                $ 2,195         $ 1,031
Furniture, Fixtures, and Equipment                      1,873           1,832
                                                      -------         -------
                                                        4,068           2,863
Less Accumulated Depreciation and Amortization         (2,215)         (2,249)
                                                      -------         -------

                                                      $ 1,853         $   614
                                                      =======         =======

Depreciation expense was $322 for the year ended December 31, 2002 and $329 for the year ended December 31, 2001.

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

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                          (Dollar Amounts in Thousands)

NOTE D - PREMISES AND EQUIPMENT - Continued

At December 31, 2002, approximate future minimum annual rental payments under noncancellable operating lease agreements are as follows:

                                       El        Marina                 Manhattan
                                     Segundo    del Rey     Gardena       Beach         Total
                                     -------    -------     -------       -----         -----
2003                                   $41        $121        $82        $  185        $  429
2004                                    --         121         --           190           311
2005                                    --         121         --           196           317
2006                                    --         121         --           202           323
2007                                    --         121         --           202           323
Thereafter                              --          81         --           845           926
                                       ---        ----        ---        ------        ------
Total Minimum Payments Required        $41        $686        $82        $1,820        $2,629
                                       ===        ====        ===        ======        ======

The minimum rental payments shown above are given for the existing lease obligations and are not a forecast of future rental expense.

Total rent expense included in the statements of operations is approximately $511 for 2002 and $442 for 2001.

NOTE E - DEPOSITS

At December 31, 2002, the scheduled maturities of time deposits are as follows:

                       Within One Year           $25,519
                       One to Three Years          1,929
                       Over Three Years              786
                                                 -------
                                                 $28,234
                                                 =======

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                          (Dollar Amounts in Thousands)

NOTE F - SHORT-TERM BORROWINGS

As of December 31, 2002, the Bank had borrowed $5,775 from the Federal Home Loan Bank of San Francisco. This advance bears interest at 1.13% and matures on January 2, 2003. The Bank has pledged investment securities to secure these advances.

The Bank may borrow up to $5,000 overnight on an unsecured basis from two of its primary correspondent banks. As of December 31, 2002, no amounts were outstanding under these arrangements.

Short-term borrowings at December 31, 2001 were comprised of an overnight purchase of Federal Funds from Wells Fargo Bank.

NOTE G - LONG-TERM DEBT

The Company owes $1,000 to a correspondent bank, through the issuance of a promissory note that matures on August 29, 2011. This loan requires monthly payments of interest at LIBOR plus 2.0%, fixed for one-year terms, and principal payments of $25 and $75 in 2004 and 2005, respectively. Starting in 2006, the loan requires annual principal payments of $100 until the loan is paid in full on August 29, 2012. This loan is secured by the common stock of the Bank, which is wholly owned by the Company. This loan qualifies, subject to certain limitations, as Tier 2 capital for regulatory purposes.

NOTE H - MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES

On March 3, 1999, the Trust issued $6,600 of 11.875% Cumulative Trust Preferred Securities. The Trust invested the gross proceeds from the offering in the junior subordinated debentures issued by the Company concurrently with the issuance of the Trust Preferred Securities. The Company will pay the interest on the junior subordinated debentures to the Trust, which represents the sole revenues and the sole source of dividend distributions by the Trust to the holders of the Trust Preferred Securities. The Company has guaranteed, on a subordinated basis, payment of the Trust's obligations. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on December 31, 2028, but can be redeemed at premiums of 105% and 102% through December 31, 2003 and 2004, respectively. After December 31, 2004, the Trust Preferred Securities can be redeemed at par value. These securities qualify, subject to certain limitations, as Tier 1 capital for regulatory purposes.

Distributions to holders of the Preferred Securities are recognized through the income statement as interest expense. Total distribution made was $784 for each of the years ended December 31, 2002 and 2001.

As discussed in Note T, the Company intends to refinance these securities in 2003.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                          (Dollar Amounts in Thousands)

NOTE I - INCOME TAXES

The provisions for income taxes included in the consolidated statements of operations consist of the following:

                                          2002      2001
                                          ----      ----
Current:
   Federal                                $ --      $  4
   State                                    11        71
                                          ----      ----
                                            11        75
Deferred                                   128        31
                                          ----      ----

                                          $139      $106
                                          ====      ====

A comparison of the income tax provision using federal statutory income tax rates to the Company's actual income tax provision follows:

                                                            2002           2001
                                                            -----         -----
Federal Tax (Benefit) at Statutory Rate of 34%              $ 153         $ (14)
California Franchise Taxes,
  Net of Federal Tax Benefit                                   33            28
Nondeductible Goodwill Amortization                            --           144
Tax Exempt Dividends                                          (40)          (55)
Other Items - Net                                              (7)            3
                                                            -----         -----

Company's Actual Income Tax Provision                       $ 139         $ 106
                                                            =====         =====

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                          (Dollar Amounts in Thousands)

NOTE I - INCOME TAXES - Continued

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the potential deferred tax asset at December 31 relate to the following:

                                                                2002          2001
                                                                -----         -----
Deferred Tax Assets:
   Allowance for Loan Losses Due to Tax Limitations             $ 361         $ 369
   Net Loss Carryforwards                                         351           232
   Unrealized Loss on Investment Securities                        69            93
   Other Assets                                                   121           302
                                                                -----         -----
                                                                  902           996
Deferred Tax Liabilities:
   Premises and Equipment Due to Depreciation Difference          (53)           --
   Other Liabilities                                              (30)          (25)
                                                                -----         -----
                                                                  (83)          (25)
                                                                -----         -----

Net Deferred Taxes                                              $ 819         $ 971
                                                                =====         =====

The Bank has net operating loss carryforwards of approximately $1,034 and $5 for federal income and state franchise tax purposes, respectively. Net operating loss carryforwards, to the extent not used, will expire in varying amounts through 2012. Due to ownership changes that have occurred at the Bank, the net loss carryforwards reported, and the related deferred tax assets, have been reduced to those allowable under Internal Revenue Code Section 382.

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

As of December 31, 2002 and 2001, the Bank had commitments to extend credit of $16,558 and $14,719, respectively, whose contractual amount represents credit risk.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
              (Dollar Amounts in Thousands, Except Per Share Data)

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

The Bank is involved in various litigation, which has arisen in the ordinary course of its business. During 2001, the Bank established a $400 reserve for losses on litigation based on management's analysis and opinion of legal counsel. These matters were resolved in 2002 for settlement costs and related legal fees of $375.

NOTE K - STOCK OPTION PLAN

The Company has a stock option plan under which 400,000 of its common shares may be issued to directors, officers and key employees at not less than 100% of fair market value at the date the options are granted.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; risk-free rates of 3.75% in 2002, disregarding any volatility and expected lives of five years in each year. The weighted-average fair value of options granted during 2002 was $0.56.

A summary of the status of the Bank's fixed stock option plan, as of December 31, 2002 and 2001:

                                                  2002                       2001
                                         -----------------------     -----------------------
                                                        Weighted                    Weighted
                                                        Average                     Average
                                                        Exercise                    Exercise
                                         Shares          Price       Shares          Price
                                         -------        --------     -------        --------
Outstanding at Beginning of Year         125,400         $ 6.22      126,000         $ 6.25
Granted                                  216,000         $ 3.30          --
Exercised                                     --                         --
Forfeited                                 (3,400)        $ 5.75         (600)        $ 5.75
                                         -------         ------      -------         ------

Outstanding at End of Year               338,000         $ 4.37      125,400         $ 6.22
                                         =======                     =======

Exercisable                              146,400         $ 5.26       90,400         $ 6.28
                                         =======                     =======

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
              (Dollar Amounts in Thousands, Except Per Share Data)

NOTE K - STOCK OPTION PLAN - Continued

The following table summarizes information about fixed options outstanding at December 31, 2002:

                                      Options Outstanding                              Options Exercisable
                       ----------------------------------------------------       -----------------------------
                                             Weighted-            Weighted-                           Weighted-
                                              Average              Average                             Average
    Exercise              Number             Remaining            Exercise            Number          Exercise
      Price            Outstanding        Contractual Life          Price          Exercisable          Price
      -----            -----------        ----------------          -----          -----------          -----
      $3.30              216,000             9.6 years             $ 3.30             43,200           $ 3.30
 $5.75 to $6.50          122,000             5.9 years             $ 6.26            103,200           $ 6.08
                         -------                                                     -------
                         338,000             6.7 years             $ 4.37            146,400           $ 5.26
                         =======                                                     =======

NOTE L - EARNINGS PER SHARE

The following is a reconciliation of net loss and shares outstanding to the loss and the weighted-average number of shares used to compute EPS:

                                                        2002                         2001
                                                ----------------------        -----------------------
                                                Income        Shares          Income         Shares
                                                ------       ---------        -------       ---------
Net Income (Loss) as Reported                   $  311                        $ (148)
Shares Outstanding at Year End                               2,337,986                      1,253,270
Impact of Weighting Shares
   Issued and/or Retired During the Year                      (494,363)                        (5,921)
Dividends on Preferred Stock                      (214)                         (216)
                                                ------       ---------        -------       ---------

      Used in Basic EPS                         $   97       1,843,623        $  (364)      1,247,349
                                                ======       =========        =======       =========

The effect of outstanding options and conversion features of the preferred stock were not included, as their effect would be antidilutive.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
              (Dollar Amounts in Thousands, Except Per Share Data)

NOTE M - PREFERRED STOCK

During 1997, the Company issued 430,000 shares of Series A 10% Cumulative Convertible Preferred Stock. The Preferred Stock is perpetual in duration and is senior to the Common Stock with respect to dividends and upon liquidation, dissolution or winding-up. The liquidation preference is $6.75 per share, plus any dividends accrued and unpaid. Shares totaling 112,375 were either redeemed by the Company or converted by the holders in prior years.

Holders of Preferred Stock have the right, at their option, to convert their shares of Preferred Stock into shares of Common Stock at an exchange ratio of one share of Common Stock per share of Preferred Stock. The Preferred Stock may be redeemed by the Company at a per share price of $6.75.

NOTE N - WARRANTS

In connection with a supplemental stock offering in 1999, the Company issued warrants as additional consideration to the investment banking firms who underwrote the offering. These warrants allow for the purchase of 15,000 shares of common stock of the Company at a purchase price of $9.00 per share. All unexercised warrants expire on March 3, 2004. No value was assigned to these warrants, as their exercise price was substantially in excess of the price per share of common stock in the 1999 supplemental offering.

NOTE O - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY

First Coastal Bancshares operates First Coastal Bank, N.A. and First Coastal Capital Trust. The earnings of the subsidiaries are recognized on the equity method of accounting. Condensed financial statements of the parent company only are presented below:

                            CONDENSED BALANCE SHEETS

                                                                   December 31,
                                                             -----------------------
                                                               2002           2001
                                                             --------       --------
ASSETS:
   Cash                                                      $  1,930       $    427
   Investment in Subsidiaries                                  15,589         12,741
   Loans                                                           --            275
   Other Assets                                                 1,312          1,072
                                                             --------       --------

                                          TOTAL ASSETS       $ 18,831       $ 14,515
                                                             ========       ========
LIABILITIES:
   Long-Term Debt                                            $  1,000       $    739
   Subordinated Debt - Trust Preferred Securities               6,804          6,804
   Other Liabilities                                              324              5
                                                             --------       --------
                                     TOTAL LIABILITIES          8,128          7,548
                                  SHAREHOLDERS' EQUITY         10,703          6,967
                                                             --------       --------

                                                             $ 18,831       $ 14,515
                                                             ========       ========

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                          (Dollar Amounts in Thousands)

NOTE O - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY ONLY - Continued

                         CONDENSED STATEMENTS OF INCOME

                                                         Year Ended December 31,
                                                         ----------------------
                                                           2002         2001
                                                          -----         -----
INCOME                                                    $  47         $  77
EXPENSES:
   Interest                                                (714)         (885)
   Other                                                   (358)         (203)
INCOME TAX BENEFIT                                          423           415
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY                913           448
                                                          -----         -----

NET INCOME (LOSS)                                         $ 311         $(148)
                                                          =====         =====

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                        Year Ended December 31,
                                                        -----------------------
                                                          2002            2001
                                                        -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                    $   311         $  (148)
   Noncash Items Included in Net Loss:
      Equity in Income of Subsidiary                       (913)           (448)
      Change in Other Assets and Liabilities                 79            (132)
                                                        -------         -------
               NET CASH USED BY OPERATING ACTIVITIES       (523)           (728)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Dividends from Bank                                      600             676
   Investment in Subsidiary                              (2,500)             --
   Net Change in Loans                                      275             700
                                                        -------         -------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES     (1,625)          1,376
CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in Long-Term Debt                                 261            (109)
   Sale (Purchase) of Treasury Shares                       (46)             33
   Proceeds from Sale of Common Stock                     3,650              --
   Dividends Paid                                          (214)           (216)
                                                        -------         -------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      3,651            (292)
                                                        -------         -------
           NET INCREASE IN CASH AND CASH EQUIVALENTS      1,503             356

      CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        427              71
                                                        -------         -------

         CASH AND CASH EQUIVALENTS AT ENDING OF YEAR    $ 1,930         $   427
                                                        =======         =======

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

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

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                          (Dollar Amounts in Thousands)

NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The estimated fair value of financial instruments at December 31 are summarized as follows:

                                               2002                             2001
                                      ------------------------        ------------------------
                                      Carrying          Fair           Carrying        Fair
                                       Value            Value           Value          Value
                                      --------        --------        --------        --------
Financial Assets:
   Cash and Due From Banks            $  4,439        $  4,439        $  2,717        $  2,717
   Time Deposits in Banks             $  1,865        $  1,865        $  1,525        $  1,525
   Investment Securities              $ 11,618        $ 11,618        $ 20,229        $ 20,229
   FRB and FHLB Stock                 $    862        $    862        $    854        $    854
   Loans                              $117,116        $119,835        $ 91,046        $ 96,274
   Accrued Interest Receivable        $    512        $    512        $    524        $    524

Financial Liabilities:
   Deposits                           $119,029        $117,437        $107,181        $106,306
   Other Borrowings                   $ 13,375        $ 13,375        $  9,364        $  9,364
   Other Liabilities                  $    986        $    986        $  1,057        $  1,057

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                          (Dollar Amounts in Thousands)

NOTE Q - REGULATORY MATTERS - Continued

As of December 31, 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios:

                                                                                            Amount of Capital Required
                                                                                    -----------------------------------------
                                                                                     To Be Adequately          To Be Well-
                                                                  Actual                Capitalized            Capitalized
                                                             -----------------      ------------------      -----------------
                                                             Amount      Ratio       Amount      Ratio       Amount     Ratio
                                                             --------    -----       -------     -----      --------    -----
As of December 31, 2002:
      Total Capital (to Risk-Weighted Assets)                $ 11,992    10.9%       $ 8,800      8.0%      $ 10,999    10.0%
      Tier 1 Capital (to Risk-Weighted Assets)               $ 10,796     9.8%       $ 4,400      4.0%      $  6,599     6.0%
      Tier 1 Capital (to Average Assets)                     $ 10,796     7.7%       $ 5,592      4.0%      $  6,990     5.0%

As of December 31, 2001:
      Total Capital (to Risk-Weighted Assets)                $ 10,274    11.1%       $ 7,404      8.0%       $ 9,255    10.0%
      Tier 1 Capital (to Risk-Weighted Assets)                 $7,817     8.5%       $ 3,702      4.0%       $ 5,553     6.0%
      Tier 1 Capital (to Average Assets)                       $7,817     6.4%       $ 5,086      4.0%       $ 6,358     5.0%

The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively. It's total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 12.5% and 6.3%, respectively, at December 31, 2002 and 10.7% and 3.7%, respectively, at December 31, 2001.

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

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                          (Dollar Amounts in Thousands)

NOTE R - RELATED PARTY TRANSACTIONS

The Company's largest shareholder is California Community LLC that owns approximately 68% of the outstanding common stock at December 31, 2002. The President and Chief Executive Officer of the Company is also the Chief Executive Officer and Manager of California Community LLC. Several of the Company's other Directors also have ownership interests in California Community LLC.

The Bank has engaged DataTech Management, Inc. to provide loan servicing and asset and liability management services. During 2002 and 2001, the Bank paid $171 and $204, respectively, for such services. As of December 31, 2001, the Company had advanced DataTech Management $275,000 under a promissory note that included interest at the prime rate plus 1.25%. This loan was repaid in 2002. Two of the Company's executive officers and directors own DataTech Management, Inc.

One of the Company's directors owns a 100% interest in the lessor of the Gardena branch of the Bank. See Note D for additional information on the commitments and payments due pursuant to this lease.

NOTE S - MERGERS AND DIVESTITURES

On June 26, 1997, the Company acquired 100% of the outstanding common stock of Marina Bank (MB) for approximately $4,126 in cash (including transaction costs). MB had total assets of approximately $20,864. The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date, which were not materially different from their book values. Goodwill arising from the transaction totaled approximately $2,083

On March 8, 1999, the Company acquired 100% of the outstanding common stock of American Independent Bank, N.A. (AIB) for approximately $6,500 in cash. AIB had total assets of approximately $38,000. This acquisition was also accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, "Business Combinations". The financial statements include the operations of AIB from the date of the acquisition. Goodwill arising from the transaction totaled approximately $3,997.

As discussed in Note A, amortization of this goodwill was discontinued in 2002 and the remaining goodwill is evaluated annually for impairment.

Effective October 26, 2001, the Bank sold its Burbank branch to another financial institution for a net gain of $1,206. In connection with the sale, the Bank transferred deposits of $19,586 and loans of $3,497 to the acquirer as well as loaned the acquirer $800 in the form of a subordinated note which is included in commercial loans.

                    FIRST COASTAL BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                          (Dollar Amounts in Thousands)

NOTE T - QUASI-REORGANIZATION

Effective August 31, 2002, the shareholders of the Company approved the adjustments of its shareholder equity accounts through a quasi-reorganization. The Company believes this action more accurately reflects the financial position of the Company after the significant infusion of additional capital in the second quarter of 2002 and the significant increase in operating earnings in 2002.

As a result of the quasi-reorganization, certain of the Company's assets and liabilities as of August 31, 2002 were adjusted to market value, but not to exceed current net book value of the Company in the aggregate. Accordingly, the Company wrote off certain costs associated with its Trust Preferred Securities, established a reserve for the payment of prepayment premiums and established a reserve for interest to reflect the current value and interest rate for similar securities. It is the Company's intent to redeem or refinance these Securities in early 2003. These adjustments totaled $1,458. In addition, the Company wrote up its investment in First Coastal Bank by a similar amount. After these adjustments, and as provided under a quasi-reorganization, the deficit balance in retained earnings was charged to common stock.

In consolidation, the write up of the investment in First Coastal Bank has been allocated to certain fixed rate real estate loans that are yielding significantly in excess of current market rates. This write up will be amortized against the earnings of those loans over their estimated life of approximately forty-two months. This amortization will reduce interest income on these loans by $35 per month.

The following condensed income statement reflects income before and after the quasi reorganization in 2002:

                                                    January 1       September 1
                                                     through          through         Total
                                                    August 31       December 31       2002
                                                    ---------       -----------      -------
Interest Income                                      $ 5,582          $ 2,769        $ 8,351
Interest Expense                                       2,041              733          2,774
                                                     -------          -------        -------

                       Net Interest Income             3,541            2,036          5,577
Provision for Loan Losses                                 --               --             --
                                                     -------          -------        -------
                 Net Interest Income After
                 Provision for Loan Losses             3,541            2,036          5,577
Noninterest Income                                       540              231            771
Noninterest expense                                    3,859            2,039          5,898
                                                     -------          -------        -------
                       Income Before Taxes               222              228            450
Income Taxes                                              56               83            139
                                                     -------          -------        -------
                                Net Income           $   166          $   145        $   311
                                                     =======          =======        =======

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

                                                                                                       Year First
                                                                                                       Elected or
             Name               Age                                   Title                            Appointed
--------------------------     ------     ------------------------------------------------           -------------
Don M. Griffith                 59        Chairman, President and Chief Executive
                                          Officer of First Coastal Bancshares and the Bank                1996

Deborah A. Marsten              49        Vice-Chair, Secretary and Chief Financial Officer
                                          of First Coastal Bancshares; Vice-Chair and Chief
                                          Operating Officer of the Bank                                   1996

Paul M. Deters                  62        Director of First Coastal Bancshares and the Bank               1983

Russell A. Dick                 29        Director of First Coastal Bancshares and the Bank               2002

Charles R. Fullerton            60        Director of First Coastal Bancshares and the Bank               1996

Carole J. LaCaze                59        Director of First Coastal Bancshares and the Bank               1996

Roger M. Laverty                55        Director of First Coastal Bancshares and the Bank               2002

Thomas D. Spears                68        Director of First Coastal Bancshares and the Bank               1999

Joseph H. Wender                58        Director of First Coastal Bancshares                            1997

Edward Myska                    57        Senior Vice President of the Bank                               1999

David Ross                      52        Senior Vice President and Chief Credit Officer                  1999

Don M. Griffith is Chairman, President and Chief Executive Officer of First Coastal Bancshares and the Bank. Mr. Griffith is also Chief Executive Officer and Manager of California Community LLC, which bought a majority interest in the Bank in August 1996. Mr. Griffith is also the owner of DataTech Management, Inc. and the founder of D.M. Griffith & Co., Inc., an investment firm started with the financial backing of Kohlberg, Roberts & Co. in 1989 to invest in banks and thrifts. Mr. Griffith was Chairman and Founder of Peninsula National Bank from 1993 until the sale of his interest in Peninsula in 1995. Mr. Griffith was previously a director of Palos Verdes National

Bank, the predecessor to Peninsula, which failed in 1993. Mr. Griffith's previous banking experience also includes work at First Interstate Bancorp from 1979 to 1989, where he was Executive Vice President and Chief Financial Officer, and Bank of America from 1974 to 1979, where he was in charge of the energy lending unit in Los Angeles. A Los Angeles native, Mr. Griffith earned an MBA from the Harvard Graduate School of Business Administration, a MA in political Science from the University of California, Berkeley and a BA in Political Science from Stanford.

Deborah A. Marsten is Vice-Chair, Secretary and Chief Financial Officer of First Coastal Bancshares and Vice-Chair and Chief Operating Officer of the Bank. Ms. Marsten has over 30 years of experience in banking and related businesses. Ms. Marsten is also a Manager of California Community LLC and the Chairman of DataTech Management, Inc. From 1993 to 1996, Ms. Marsten was a consultant specializing in bank operations. She was formerly both the Senior Vice President and Chief Financial Officer of Western United National Bank from 1988 to 1993 and Brentwood Square Savings and Loan Association from 1985 to 1988, and Vice President and Cashier of both Mercantile National Bank and First Beverly Bank.

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

Russell A. Dick, Director of First Coastal Bancshares and the Bank, is the executive director of Alaska Coastal Aggregates, LLC in Juneau, Alaska, which is a construction aggregate company wholly owned by Sealaska Corporation where he is the natural resources division manager. He is also a member of the board of Directors of the Huna Totem Corporation, which is an Alaska Native Village Corporation established under the Alaska Native Claims Settlement Act.

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

Roger M. Laverty, Director of First Coastal Bancshares and the Bank, is a seasoned CEO and corporate director with over 25 years experience as a senior executive in a variety of small and large business enterprises. Experience includes leading large, international, public companies and venture-funded start-ups in retail and wholesale distribution.

Thomas D. Spears, Director of First Coastal Bancshares and the Bank, is the President of Spears TV and Appliance, Inc. located in Gardens, California. Mr. Spears was an original director of American Independent bank.

Joseph H. Wender, Director of First Coastal Bancshares, is a Limited Partner of Goldman, Sachs & Co., a full-service investment banking and financial services firm, and works in its Financial Institutions Group. Mr. Wender joined Goldman, Sachs & Co. in 1971 and rose to the position of Vice-President of the Investment Banking Division in 1975 and Partner in 1982. Mr. Wender is also a director of ISIS Pharmaceuticals Inc. Mr. Wender is a graduate of Yale Law School and the Harvard Graduate School of Business.

C. Edward Myska is Senior Vice President of Business Development/Marketing of the Bank. Mr. Myska has over 25 years of experience in the banking industry. From 1987 to 1997, Mr. Myska was employed by Marathon National Bank as Senior Vice President of Business Development. From 1979 to 1987, Mr. Myska was Vice President of Banking Operations with First Federal Bank. Mr. Myska is a graduate of California State University, Northridge where he received a BA degree in Business Management and Sociology.

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

Employment Agreements

We have extended another three-year employment agreement with Mr. Myska commencing on August 1, 2000. The agreement entitles Mr. Myska to annual compensation of $85,000 and quarterly commissions based on a percentage of new deposits Mr. Myska generates for us. This agreement is in the process of being amended for 2003.

ITEM 11. EXECUTIVE COMPENSATION

Our directors and officers receive no additional compensation for serving as directors and officers of First Coastal Bancshares. The Bank pays all salary and compensation. The following table sets forth the aggregate annual remuneration of our three highest paid officers for 2002, and for 2001 and 2000.

                                                                                Long Term Compensation
                                                                           ------------------------------
                                                                                   Awards         Payouts
                                                                           --------------------   -------
                                            Annual Compensation            Restricted   Option
                                       ---------------------------------     Stock     Shares /   LTIP           All Other
     Name and Position         Year     Salary       Bonus       Other       Awards      SAR's    Payouts       Compensation
     -----------------         ----    -------       -----       -----     ----------  --------   -------       ------------
Don  M. Griffith               2002    $150,000          --        --          --          --        --              --
  Chairman and CEO             2001    $150,000          --        --          --          --        --              --
                               2000    $150,000          --        --          --          --        --              --

Deborah M. Marsten             2002    $150,000          --        --          --          --        --              --
  Chief Operating Officer      2001    $150,000          --        --          --          --        --              --
                               2000    $150,000          --        --          --          --        --              --

C. Edward Myska,               2002    $ 85,000     196,023        --          --          --        --              --
  Senior Vice President        2001    $ 85,000    $116,049        --          --          --        --              --
                               2000    $ 85,000    $ 78,341        --          --          --        --              --

Director Compensation

The members of our board of directors do not receive any fees for being a director or attending meetings.

Stock Option Plan

Our shareholders approved an employee stock option plan in 1996, which provides for the issuance of up to 185,000 options to directors, officers and key employees. The exercise price of options issued under our stock option plan must be at least 100% of the fair market value of the common stock on the date the options are granted. As of December 31, 2002, options to purchase 338,000 shares of common stock were outstanding, of which 146,400 are currently exercisable.

The following table sets forth certain information regarding stock options granted during 2002 to the CEO and all executive officers with compensation in excess of $100,000:

                                                Percentage of
                                                Total Options
                              Options Granted      Granted       Exercise         Expiration
           Name                 During 2002      During 2002       Price             Date
---------------------------   ----------------  ---------------  ----------  ---------------------
Don  M. Griffith                       50,000        23%            $ 3.30    November 22, 2012
Deborah M. Marsten                     50,000        23%            $ 3.30    November 22, 2012
C. Edward Myska                        50,000        23%            $ 3.30    November 22, 2012

The following table sets forth certain information regarding stock options exercised during 2002 by the CEO and all executive officers with compensation in excess of $100,000:

                                  Shares                         Number of Unexercised        Value of Unexercised
                                 Acquired          Value          Options at 12/31/02          Options at 12/31/02
            Name                on Exercise      Realized      Exercisable / Unexercisable  Exercisable / Unexercisable
-----------------------------  ------------      --------      ---------------------------  --------------------------
Don  M. Griffith                     --              --             55,000 / 45,000                none / none
Deborah M. Marsten                   --              --             55,000 / 45,000                none / none
C. Edward Myska                      --              --             12,200 / 40,800                none / none

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

Name, Address and Title                                  Common Stock                Percent
Other Than Director (1)                               Beneficially Owned            of Class
------------------------------------               ------------------------       ------------
Don M. Griffith,                                           1,731,589 (2)              72.3%
     Chairman, President and
     Chief Executive Officer

Paul M. Deters                                                 6,298 (3)                  *

Russell A. Dick                                                    0                      *

Charles R. Fullerton                                          55,814 (3, 4)            2.4%

Thomas D. Spears                                              19,901 (5)                  *

Carole J. LaCaze                                              55,814 (3, 4)            2.4%

Roger M. Laverty                                              31,703 (6)               1.4%

Deborah A. Marsten,                                           77,511 (7)               3.2%
     Corporate Secretary

David Ross,                                                    5,800 (8)                  *
      Chief Credit Officer

Joseph H. Wender                                             117,387 (9)               5.0%

All Directors and Executive Officers
     as a Group (10 in number)                             2,101,817 (10)             84.8%

California Community LLC, (11)
     Principal Shareholder                                 1,597,791                  68.3%

*  Less than 1%.

--------

     (1) The address for each person is c/o First Coastal Bancshares, 275 Main Street, El Segundo, California 90245.

     (2) This figure, as well as percent of class, includes, as if currently outstanding, 55,000 shares vested to Mr. Griffith but which have not been exercised pursuant to the Company's Stock Option plan, and 3,000 shares of Series A which are convertible into shares of common stock on a one-for-one basis. This figure includes 1,597,791 shares held by California Community LLC which are attributable to Mr. Griffith, who also serves as the Chief Executive Officer of that company. Mr. Griffith beneficially owns 16.22% of California Community LLC's capital units. This figure also includes 40 shares held by his wife. Mr. Griffith disclaims ownership of all but 121,845 shares.

     (3) This figure, as well as percent of class, includes, as if currently outstanding, 3,200 shares vested to this individual, but which have not been exercised pursuant to the Company's Stock Option Plan.

     (4) This figure includes 22,311 shares held indirectly through a 1.4% ownership interest in California Community LLC.

     (5) This figure, as well as percent of class, includes, as if currently outstanding, 3,200 shares vested to this individual, but which have not been exercised pursuant to the Company's Stock Option Plan, and 350 shares of Series A which are convertible into shares of common stock on a one-for-one basis.

     (6) This figure, as well as percent of class, includes, as if currently outstanding, 1,400 shares vested to this individual, but which have not been exercised pursuant to the Company's Stock Option Plan.

     (7) This figure, as well as percent of class, includes, as if currently outstanding, 55,000 shares vested to Ms. Marsten, but which have not been exercised pursuant to the Company's Stock Option Plan. This figure also includes 22,311 shares held indirectly through a 1.4% ownership interest in California Community LLC.

     (8) This figure, as well as percent of class, includes, as if currently outstanding, 5,800 shares vested to this individual, but which have not been exercised pursuant to the Company's Stock Option Plan.

     (9) This figure, as well as percent of class, includes, as if currently outstanding, 3,200 shares vested to Mr. Wender, but which have not been exercised pursuant to the Company's Stock Option Plan and 3,563 shares of Series A which are convertible into shares of common stock on a one-for-one basis. This figure also includes 89,246 shares held indirectly through a 1.4% ownership interest in California Community LLC.

     (10) This figure, as well as percent of class, includes, as if currently outstanding, 133,200 shares which are exercisable pursuant to the Company's Stock Option Plan and 6,913 shares of Series A which are convertible into shares of common stock on a one-for-one basis.

     (11) The business address for California Community LLC is 333 South Grand Avenue, Suite 4250, Los Angeles, California 90071.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's largest shareholder is California Community LLC that owns approximately 68% of the outstanding common stock at December 31, 2002. The President and Chief Executive Officer of the Company is also the Chief Executive Officer and Manager of California Community LLC. Several of the Company's other Directors also have ownership interests in California Community LLC.

The Bank has engaged DataTech Management, Inc. to provide loan servicing and asset and liability management services. During 2002 and 2001, the Bank paid $171,000 and $204,000, respectively, for such services. As of December 31, 2001, the Company had advanced DataTech Management $275,000 under a promissory note that included interest at the prime rate plus 1.25%. This loan was repaid in 2002. Two of the Company's executive officers and directors own DataTech Management, Inc.

One of the Company's directors owns a 100% interest in the lessor of the Gardena branch of the Bank. See Note D for additional information on the commitments and payments due pursuant to this lease.

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

    10.8    Form of Conversion Agreement relating to conversion of Series A
            Preferred Stock (A)

    10.9 Subscription Agreement relating to California Community LLC's exercise of its warrants (A)

    10.11   Form of Underwriters' Warrant (A)

    23.1    Consent of Vavrinek, Trine, Day & Co., LLP - see opinion in Item 8.

    99.1    Certification of the Chief Executive Officer pursuant to 18 USC
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2    Certification of the Chief Financial Officer pursuant to 18 USC
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A) Included on SB-2 filed on December 1, 1998 and amended on February 3, 1999 and February 12, 1999.

b) Reports on Form 8-K

      None

ITEM 15. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Registrant's disclosure controls and procedures are effective in timely alerting them to material information relating to the Registrant required to be included in our periodic filings with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  First Coastal Bancshares

Date:    March 28, 2003             /s/ Don M. Grifith
                                    ------------------------------
                                    Don M. Griffith
                                    Chief Executive Officer,
                                    Chairman and Director

Date:    March 28, 2003             /s/ Deborah A. Marsten
                                    ------------------------------
                                    Deborah A. Marsten
                                    Chief Financial Officer,
                                    Secretary and Director

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature                                Title                      Date
---------                                -----                      ----
/s/ Paul S Deters                       Director                March 28, 2003
-------------------------------
Paul S. Deters

/s/ Russell A. Dick                     Director                March 28, 2003
-------------------------------
Russell A. Dick

/s/ Charles R. Fullerton                Director                March 28, 2003
-------------------------------
Charles S. Fullerton

/s/ Carole J. LaCaze                    Director                March 28, 2003
-------------------------------
Carole J. LaCaze

/s/ Roger M. Laverty                    Director                March 28, 2003
-------------------------------
Roger M. Laverty

/s/ Joseph H. Wender                    Director                March 28, 2003
-------------------------------
Joseph H. Wender

/s/ Thomas D. Spears                    Director                March 28, 2003
-------------------------------
Thomas D. Spears

                  SARBANES-OXLEY ACT SECTION 302 CERTIFICATION
                           OF CHIEF EXECUTIVE OFFICER

      I, Don M. Griffith, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of First Coastal Bancshares (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              By: /s/ Don M. Griffith
                                                  -----------------------------
                                                    Don M. Griffith
Date:  March 28, 2003                               Chief Executive Officer

                  SARBANES-OXLEY ACT SECTION 302 CERTIFICATION
                           OF CHIEF FINANCIAL OFFICER

      I, Deborah A. Marsten, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of First Coastal Bancshares (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Bank and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Bank's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or note there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003                   By: /s/ Deborah A. Marsten
                                            ----------------------------------
                                              Deborah A. Marsten
                                              Chief Financial Officer