Form 10QSB
period 2003-03-31
FIRST COASTAL BANCSHARES
filed 2003-05-14
CIK 1073932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X|

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

On May 11, 2003, there were 2,337,986 shares of First Coastal Bancshares Common Stock outstanding.

First Coastal Bancshares
March 31, 2003

Item 1 - Financial Statements

First Coastal Bancshares and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited - Dollar Amounts in Thousands)

	March 31, 2003	December 31, 2002

Cash and Due From Bank	$4,563	$4,439

Time Deposits in Other Financial Institutions	1,865	1,865

Investment Securities, net	14,172	11,618

Federal Reserve and Federal Home Loan Bank Stock, at Cost	867	862

Loans	120,072	118,312
Allowance for Loan Losses	(1,236)	(1,196)

NET LOANS	118,836	117,116

Premises and Equipment, net	1,816	1,853
Goodwill, net	4,625	4,625
Accrued Interest and Other Assets	1,779	1,715

	$148,523	$144,093

Noninterest-Bearing Deposits	$35,107	$32,888
Interest-Bearing Deposits	90,271	86,141

TOTAL DEPOSITS	125,378	119,029

Other Borrowings	5,150	6,775
Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures	6,600	6,600
Accrued Interest and Other Liabilities	727	986

TOTAL LIABILITIES	137,855	133,390

Preferred Stock	1,944	1,993
Common Stock	8,771	8,771
Retained Earnings Since September 1, 2002	79	38
Accumulated Other Comprehensive Income	(126)	(99)

TOTAL SHAREHOLDERS' EQUITY	10,668	10,703

	$148,523	$144,093

Item 1 - Financial Statements - Continued

First Coastal Bancshares and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited - Dollar Amounts in Thousands, Except EPS)

	For the Three Months Ended March 31,

	2003	2002

Interest Income	$2,017	$2,076
Interest Expense	432	782

NET INTEREST INCOME	1,585	1,294

Provision for Loan Losses	15	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,570	1,294

Noninterest Income	167	187
Noninterest Expense	1,584	1,414

INCOME BEFORE TAXES	153	67

Income Tax	55	13

NET INCOME	$98	$54

Per Share Data:
Net Income - Basic	$0.02	$0.00
Net Income - Diluted	$0.02	$0.00

Item 1 - Financial Statements - Continued

First Coastal Bancshares and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited - Dollar Amounts in Thousands)

	Preferred Stock	Amount	Comprehensive Income	Accumulated Deficit	Retained Earnings Since September 1, 2002	Accumulated Other Comprehensive Income	Total

January 1, 2002	$1,993	$6,584		$(1,476)		$(134)	$6,967

Purchase of Treasury Stocks		(46)					(46)
Sale of Common Stock		3,650					3,650
Dividends - Preferred Stock				(107)	(107)		(214)
Quasi-Reorganization		(1,417)		1,417
Comprehensive Income
Net Income			$311	166	145		311
Change in Unrecognized Gain of Securities Available for
Sale, net of taxes of $44			64			64
Less Reclassification Adjustments for Gains included in Net
Income, net of Taxes of $20			(29)			(29)	35

Comprehensive Income			$346

December 31, 2002	1,993	8,771		—	38	(99)	10,703

Redemption of Preferred Stock	(49)				(3)		(52)
Dividends - Preferred Stock					(54)		(54)
Comprehensive Income
Net Income			$98		98		98
Change in Unrecognized Loss of Securities Available for
Sale, net of Taxes of $19			(27)			(27)	(27)

Comprehensive Income			$71

March 31, 2003	$1,944	$8,771		$—	$79	$(126)	$10,668

Item 1 - Financial Statements - Continued

First Coastal Bancshares and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited - Dollar Amounts in Thousands)

	For the Three Months Ended March 31,

	2003	2002

OPERATING ACTIVITIES
Net Income	$98	$54
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	84	66
Provision for Loan Losses	15	—
Other Items - Net	(280)	(30)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(83)	90
INVESTING ACTIVITIES
Net Change in Time Deposits in Other Financial Institutions	—	(339)
Purchases of Investment Securities	(2,998)	—
Sale and Maturities of Investment Securities	374	3,258
Increase in Federal Reserve and Home Loan Bank Stock	(5)	(11)
Net Change in Loans	(1,735)	(2,719)
Purchase of Premises and Equipment	(47)	(480)

NET CASH USED BY INVESTING ACTIVITIES	(4,411)	(291)
FINANCING ACTIVITIES
Net Change in Deposits	6,349	5,512
Net Change in Other Borrowings	(1,625)	(725)
Redemption of Preferred Stock	(52)	—
Dividends	(54)	(54)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,618	4,733

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	124	4,532

Cash and Cash Equivalents at Beginning of Period	4,439	2,717

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,563	$7,249

Item 1 - Financial Statements - Continued

First Coastal Bancshares and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation and Management Representation

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company’s 2002 Form 10-KSB.

The consolidated financial statements include First Coastal Bancshares and its wholly owned subsidiaries, First Coastal Bank, N.A. (the “Bank”) and First Coastal Capital Trust.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three-month period ended March 31, 2003 and 2002, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Note 2 - Earnings Per Share

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

Note 4 - Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options will be measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. All of the Company’s stock option grants included exercise prices equal to the Company’s current market price per share; accordingly, no compensation expense was reported using the intrinsic value method of APB Opinion No. 25.

Item 1 - Financial Statements - Continued

First Coastal Bancshares and Subsidiaries
Notes to Consolidated Financial Statements

Note 4 - Stock-Based Compensation – continued

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and income per share for the quarters ended March 31, would have been decreased to the pro forma amounts indicated below (dollar amounts in thousands, except per share data):

	2003	2002

Net Income :
As Reported	$98	$54
Stock-Based Compensation using Intrinsic Value Method	—	—
Stock-Based Compensation that would have been reported using the Fair Value Method of SFAS 123	(9)	(10)

Pro Forma	$89	$44

Basic Income Per Share:
As Reported	$0.02	$—
Pro Forma	$0.01	$—

Diluted Income Per Share:
As Reported	$0.02	$—
Pro Forma	$0.01	$—

In March 2003, the Financial Accounting Standards Board (“FASB”) announced that it would be adding to its agenda a project on stock-based compensation disclosure. On April 22, 2003, in connection with that project, the FASB announced that it would in fact require that stock options be expensed. The project will address the accounting for and disclosure of stock-based compensation, including the proper methodology for expensing stock options. The results of this project are expected to be released in an Exposure Draft later this year and to be effective in 2004.

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

Such factors include the following: (i) risk and cost resulting from the opening of a new office or offices and adding employees; (ii) the effect of changing regional and national economic conditions, especially as they affect the income and cash flow of business and consumer borrowers, their ability to repay loans, and their need for borrowed funds; (iii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iv) significant changes in interest rates and prepayment speeds; (v) inflation, stock and bond market, and monetary fluctuations; (vi) credit risks of commercial, real estate, consumer, and other lending activities, including risks related to changes in the values of real estate and other security for loans; (vii) changes in federal and state banking and financial services laws and regulations; (viii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (ix) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (x) the secure and effective implementation of new technology (including Internet services) for both the delivery of services and internal operations; (xi) the willingness of customers to substitute competitors’ products and services for those of the Company and vice versa; (xii) changes in consumer and business spending and savings habits; (xiii) unanticipated regulatory or judicial proceedings; and (xiv) other external developments which could materially impact the Company’s operational and financial performance.

Income Summary

For the three months ended March 31, 2003, the Company reported net income of $98,000, or $0.02 basic income per share compared to net income of $54,000, or $0.00 basic income per share for the same three-month period in 2002. This increase in income was due to the combination of growth in net interest income partially reduced by increase operating costs.

The annualized return on average assets was 0.73% for 2003 compared to 0.17% for 2002. Annualized return on average shareholders’ equity for 2003 and 2002 was 0.92% and 3.14% and, respectively.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the “interest rate spread”) between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $1,585,000 for the quarter ended March 31, 2003, compared to $1,294,000 for the quarter ended March 31, 2002.

Net interest income increased for the quarter ended March 31, 2003 compared to the same period in 2002 by $291,000. This increase was from a combination of growth in interest-earning assets and improvement in the Company’s net yield on those same assets. For the first quarter of 2003, average interest-earning assets were $134.1 million, a 16% increase from the $115.4 million outstanding in the same quarter of 2002. This growth was partially due to the opening of the Bank’s Manhattan Beach branch in late 2002.

The Company also improved its yield on interest-earning assets to 4.73% in the first quarter of 2003 from 4.49% in the first quarter of 2002. This increase was primarily due to the repositioning a greater portion of the Company’s interest-earning assets into loans. During the first quarter of 2003, loan accounted for 88% of the Company’s interest-earning assets as compared to 80% in the same quarter of 2002.

The following table sets forth the components of net interest income, average earning assets and net interest margin:

	Three Months Ended March 31,		Year Ended December 31, 2002

	2003	2002

Interest Income	$2,017	$2,076	$8,351
Interest Expense	432	782	2,774

Net Interest Income	$1,585	$1,294	$5,577

Average Earning Assets	$134,139	$115,400	$125,496
Net Interest Margin	4.73%	4.49%	4.44%

Provision for Loan Losses

The Company made a contribution to the allowance for loan losses in the amount of $15,000 in the first quarter of 2003. No contribution was made in 2002. Management believes that the allowance, which stands at 1.03% of total loans at March 31, 2003, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter ended March 31, 2003 and 2002 are as follows (dollar amounts in thousands):

	Quarter Ended March 31,

	2003	2002

Allowance, Beginning of Quarter	$1,196	$1,219
Provision for Loan Losses	15	—
Recoveries on Loans Charged Off	39	42

	1,250	1,261
Less: Loans Charged Off	(14)	—

Allowance, End of Quarter	$1,236	$1,261

Non-Interest Income

Non-Interest Income represents deposit account service charges and other types of non-loan related fee income. Non-interest income for the quarter ended March 31, 2003 totaled $167,000 compared to $187,000 for the same period ended 2002.

Non-Interest Expense

Non-Interest Expenses represent salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Non-interest expense for the quarter ended March 31, 2003 totaled $1,584,000 compared to $1,414,000 for the same period during 2002. The increase is primarily from the operating costs for the new Manhattan Beach branch.

Income Taxes

The Company’s income tax provision for the first quarter of 2003 was $55,000 and 2002 was $13,000, resulting in an effective rate of 41.0% on income before taxes.

Balance Sheet Analysis

Total assets at March 31, 2003 were $148.5 million, up 3.1% from the $144.1 million reported at December 31, 2002. This increase was primarily from deposit growth, which increased by $6.3 million.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

	March 31,		December 31, 2002

	2003	2002

Restructured Loans	$—	$—	$—
Loans 90 day past due and still accruing	—	7	—
Loans on nonaccrual	890	151	905

Nonperforming Loans	890	158	905
Classified Investments	—	—	—

Nonperforming Assets	$890	$158	$905

Nonperforming loans as a percent of total loans	0.74%	0.17%	0.77%

Allowance for loan losses as a percent of nonperforming loans	138.88%	798.10%	134.70%
Nonperforming assets as a percent of total assets	0.60%	0.12%	0.73%

The primary ratios of loan quality have declined slightly in the first quarter of 2003 as compared to December 31, 2002. Non-performing loans as a percent of total loans decreased to 0.74% at March 31, 2003, compared to 0.77% at December 31, 2002. The allowance for loan losses as a percent of nonperforming loans increased to 138.88% at March 31, 2003, from 134.70% at December 31, 2002.

Other Borrowings

As of March 31, 2003, the Bank had borrowed $3.2 million from the Federal Home Loan Bank of San Francisco and $900,000 from a correspondent bank pursuant to a federal funds line of credit. The Bank has pledged investment securities and real estate secured loans to secure the advances from the FHLB.

The Company also owes $1 million to a correspondent bank, through the issuance of a promissory note that matures on August 29, 2011. This loan requires monthly payments of interest at LIBOR plus 2.0%, fixed for one-year terms, and principal payments of $25,000 and $75,000 in 2004 and 2005, respectively. Starting in 2006, the loan requires annual principal payments of $100,000 until the loan is paid in full on August 29, 2012. This loan is secured by the common stock of the Bank, which is wholly owned by the Company.

Trust Preferred Securities

During the first quarter of 1999 the Company completed an offering of $6.6 million in 11 7/8% Cumulative Preferred Securities through a wholly owned subsidiary, First Coastal Capital Trust. Under generally accepted accounting policies, the securities are reported as liabilities of the Company and the interest payments are reported as interest expense. The Trust Preferred Securities mature on December 31, 2028.

Capital

Total shareholders’ equity at March 31, 2003 totaled $10.7 million, approximately the same at December 31, 2002.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank. The ratios are as follows:

	Ratio	March 31, 2003	December 31, 2002

Tier 1 Capital (to Average Assets)	5.00%	7.80%	7.72%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	9.60%	9.82%
Total Captial (to Risk Weighted Assets)	10.00%	10.70%	10.90%

The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively. It’s total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 12.2% and 6.2%, respectively, at March 31, 2002 and 12.5% and 6.3%, respectively, at December 31, 2002.

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments that would severely impair liquidity.

Item 3 – Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Bank’s periodic.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Bank is, from time to time, subject to various pending and threatened legal actions, which arise out of the normal course of its business. There is none at this time.

Item 2 - Changes in Securities

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Items

None

Item 6 - Exhibits and Reports on Form 8-K

A)

Exhibits

99-1

Certification of CEO pursuant to Section 906 of Sarbanes-Oxley

99-2

Certification of CFO pursuant to Section 906 of Sarbanes-Oxley

B)

Reports on Form 8-K

None

Signatures

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Coastal Bancshares
Date: May 15, 2003	/s/ Don M. Griffith

Don M. Griffith Chief Executive Officer, Chairman and Director

Date: May 15, 2003	/s/ Deborah A. Marsten

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

Date: May 15, 2003	/s/ Don M. Griffith

Don M. Griffith Chairman and Chief Executive Officer

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

Date: May 15, 2003	/s/ Deborah A. Marsten

Deborah A. Marsten Chief Financial Officer