Form 10QSB
period 2003-06-30
FIRST COASTAL BANCSHARES
filed 2003-08-14
CIK 1073932

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .............

                        Commission file number: 333-68207

                            FIRST COASTAL BANCSHARES

         CALIFORNIA                                    NO. 95-4693574
(State of other jurisdiction                          (IRS Employer
      of incorporation)                              Identification No.)

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

On July 31, 2003 there were 93,417 shares (after 25-to-1 reverse stock split effective June 30, 2003) of First Coastal Bancshares Common Stock outstanding.

                            First Coastal Bancshares
                                  June 30, 2003

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets at June 30, 2003 and
                  December 31, 2002......................................      3

         Condensed Consolidated Statements of Income for the Three
                  Months and Six Months Ended June 30, 2003 and 2002.....      4

         Condensed Consolidated Statements of Changes in
                  Shareholders' Equity from January 1, 2002
                  through June 30, 2003..................................      5

         Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2003 and 2002....................      6

         Notes to Consolidated Financial Statements......................  7 - 8

Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................... 9 - 13

Item 3 - Controls and Procedures ........................................     14

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...............................................     15

Item 2 - Changes in Securities...........................................     15

Item 3 - Defaults upon Senior Securities.................................     15

Item 4 - Submission of Matters to a Vote of Security Holders.............     15

Item 5 - Other Information...............................................     15

Item 6 - Exhibits and Reports on Form 8-K................................     15

Item 1. Financial Statements

                    First Coastal Bancshares and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    (Unaudited - Dollar Amounts in Thousands)


                                                                   June 30,        December 31,
                                                                     2003              2002
                                                                 -----------       -----------
Cash and Due From Bank                                           $     3,475       $     4,439
Federal Funds Sold                                                       750                --
                                                                 -----------       -----------
                                Cash and Cash Equivalents              4,225             4,439

Time Deposits in Other Financial Institutions                          1,865             1,865
Investment Securities, net                                            27,900            11,618
Federal Reserve and Federal Home Loan Bank Stock, at Cost              1,008               862

Loans                                                                113,983           118,312
Allowance for Loan Losses                                             (1,139)           (1,196)
                                                                 -----------       -----------
                                                NET LOANS            112,844           117,116

Premises and Equipment, net                                            1,775             1,853
Goodwill, net                                                          4,625             4,625
Accrued Interest and Other Assets                                      1,540             1,715
                                                                 -----------       -----------
                                                                 $   155,782       $   144,093
                                                                 ===========       ===========

Noninterest-Bearing Deposits                                     $    41,064       $    32,888
Interest-Bearing Deposits                                             93,129            86,141
                                                                 -----------       -----------
                                           TOTAL DEPOSITS            134,193           119,029

Other Borrowings                                                       1,000             6,775
Company Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiary Trust Holding Solely Junior
   Subordinated Debentures                                             6,600             6,600
Accrued Interest and Other Liabilities                                   682               986
                                                                 -----------       -----------
                                        TOTAL LIABILITIES            142,475           133,390

Minority Interest in Bank Subsidiary                                   2,715                --

Preferred Stock                                                        1,944             1,993
Common Stock                                                           8,771             8,771
Retained Earnings Since September 1, 2002                                 76                38
Accumulated Other Comprehensive Income                                  (199)              (99)
                                                                 -----------       -----------
                               TOTAL SHAREHOLDERS' EQUITY             10,592            10,703
                                                                 -----------       -----------
                                                                 $   155,782       $   144,093
                                                                 ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    First Coastal Bancshares and Subsidiaries
                   Condensed Consolidated Statements of Income
        (Unaudited - Dollar Amounts in Thousands, Except Per Share Data)

                                                               For the Three Months                 For the Six Months
                                                                  Ended June 30,                      Ended June 30,
                                                            ---------------------------        ---------------------------
                                                               2003             2002              2003             2002
                                                            ---------         ---------        ---------         ---------
Interest Income                                             $   2,000         $   2,077        $   4,017         $   4,153
Interest Expense                                                  497               752              928             1,534
                                                            ---------         ---------        ---------         ---------

                                 Net Interest Income            1,503             1,325            3,089             2,619

Provision for Loan Losses                                          40                --               55                --
                                                            ---------         ---------        ---------         ---------

Net Interest Income after
                           Provision for Loan Losses            1,463             1,325            3,034             2,619

Noninterest Income                                                174               211              341               398
Noninterest Expense                                             1,543             1,419            3,128             2,833
                                                            ---------         ---------        ---------         ---------

           Income before Minority Interest and Taxes               94               117              247               184

Minority Interest in Income of Subsidiary                          (7)               --               (7)               --
Income Taxes                                                       30                34               85                47
                                                            ---------         ---------        ---------         ---------

                                          Net Income        $      57         $      83        $     155         $     137
                                                            =========         =========        =========         =========

Per Share Data:
   Net Income  - Basic                                      $    0.04         $    0.31        $    0.49         $    0.32
   Net Income  - Diluted                                    $    0.04         $    0.31        $    0.49         $    0.32

The accompanying notes are an integral part of the consolidated financial statements.

                    First Coastal Bancshares and Subsidiaries
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                    (Unaudited - Dollar Amounts in Thousands)

                                                                                            Retained       Accumulated
                                                                                          Earnings Since      Other
                                     Preferred               Comprehensive   Accumulated   September 1,   Comprehensive
                                       Stock       Amount       Income         Deficit        2002            Income         Total
                                      --------    --------   -------------   -----------  --------------  -------------     -------
January 1, 2002                       $  1,993    $  6,584                     $ (1,476)                    $   (134)     $  6,967

Purchase of Treasury Stocks                            (46)                                                                    (46)
Sale of Common Stock                                 3,650                                                                   3,650
Dividends - Preferred Stock                                                        (107)       (107)                          (214)
Quasi-Reorganization                                (1,417)                       1,417

    Comprehensive Income
Net Income                                                      $    311            166         145                            311
Change in Unrecognized Gain
   of Securities Available for
   Sale, net of taxes of $44                                          64                                          64
Less Reclassification Adjustments
   for Gains included in Net
   Income, net of Taxes of $20                                       (29)                                        (29)           35
                                                                --------
         Comprehensive Income                                   $    346
                                                                ========

                                      --------    --------                     --------    --------         --------      --------
December 31, 2002                        1,993       8,771                           --          38              (99)       10,703

Redemption of Preferred Stock              (49)                                                  (3)                           (52)
Dividends - Preferred Stock                                                                    (106)                          (106)
25-to-1 Reverse Stock Split -
   Cash paid for Fractional Shares                                                               (8)                            (8)

    Comprehensive Income
Net Income                                                      $    155                        155                            155
Change in Unrecognized Loss
   of Securities Available for
   Sale, net of Taxes of $69                                        (100)                                       (100)         (100)
                                                                --------
         Comprehensive Income                                   $     55
                                                                ========
                                      --------    --------                     --------    --------         --------      --------
June 30, 2003                         $  1,944    $  8,771                     $     --    $     76         $   (199)     $ 10,592
                                      ========    ========                     ========    ========         ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                    First Coastal Bancshares and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                    (Unaudited - Dollar Amounts in Thousands)

                                                                                        For the Six Months Ended
                                                                                               June 30,
                                                                                      ----------------------------
                                                                                         2003              2002
                                                                                      ----------        ----------
OPERATING ACTIVITIES
   Net Income                                                                         $      155        $      136
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                                       167               144
         Provision for Loan Losses                                                            55                --
         Other Items - Net                                                                    31              (256)
                                                                                      ----------        ----------
                                                NET CASH PROVIDED BY
                                                OPERATING ACTIVITIES                         408                24
INVESTING ACTIVITIES
   Net Change in Time Deposits                                                                --              (339)
   Purchases of Investment Securities                                                    (19,795)           (6,015)
   Sale and Maturities of Investment Securities                                            3,253            12,278
   Net Change in Federal Reserve and Home Loan Bank Stock                                   (146)               86
   Net Change in Loans                                                                     4,217            (4,094)
   Purchase of Premises and Equipment                                                        (89)             (741)
                                                                                      ----------        ----------
                                             NET CASH PROVIDED (USED) BY
                                                INVESTING ACTIVITIES                     (12,560)            1,175
FINANCING ACTIVITIES
   Net (Decrease) Increase in Deposits                                                    15,164             9,657
   Net Change in Other Borrowings                                                         (5,775)           (2,763)
   Proceeds from Issuance of Common Stock                                                     --             3,000
   Repurchase of Preferred Stock                                                             (52)               --
   Net Increase in Minority Interest in Bank Subsidiary                                    2,715                --
   Cash paid for Fractional Shares                                                            (8)               --
   Dividends                                                                                (106)             (107)
                                                                                      ----------        ----------
                                                   NET CASH PROVIDED
                                             BY FINANCING ACTIVITIES                      11,938             9,787
                                                                                      ----------        ----------

                                                 INCREASE  (DECREASE) IN CASH
                                                AND CASH EQUIVALENTS                        (214)           10,986
Cash and Cash Equivalents at Beginning of Period                                           4,439             2,717
                                                                                      ----------        ----------

                                           CASH AND CASH EQUIVALENTS
                                                    AT END OF PERIOD                  $    4,225        $   13,703
                                                                                      ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    First Coastal Bancshares and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation and Management Representation

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company's 2002 Form 10-KSB.

The consolidated financial statements include First Coastal Bancshares and its wholly owned subsidiaries, First Coastal Bank, N.A. (the "Bank") and First Coastal Capital Trust.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three-month and six-month periods ended June 30, 2003 and 2002, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Note 3 - Earnings Per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Accordingly, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options and the number of shares issuable upon the assumed conversion of the convertible preferred stock. These items were anti-dilutive for the periods reported and therefore dilutive earnings per shares are reported as the same as basic earnings per share.

Note 3 - Goodwill

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," ("SFAS 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statements.

The Company performed its most recent annual impairment test of goodwill as of September 30, 2002 and determined that no goodwill impairment existed. Goodwill was tested for impairment using the combined banking operations as the reporting unit. The fair value of the reporting unit was estimated using multiples of earnings and tangible book value, which are commonly used for valuation purposes and publicly reported in the community banking industry.

                    First Coastal Bancshares and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 4 - Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options will be measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. All of the Company's stock option grants included exercise prices equal to the Company's current market price per share; accordingly, no compensation expense was reported using the intrinsic value method of APB Opinion No. 25.

                                                   Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                               -------------------------       --------------------------
                                                  2003            2002           2003             2002
                                               ---------       ---------       ---------        ---------
Net Income :
   As Reported                                 $      57       $      83       $     155        $     137
   Stock-Based Compensation using
       Intrinsic Value Method                         --              --              --               --
   Stock-Based Compensation that would
      have been reported using the
      Fair Value Method of SFAS 123                   (9)            (10)            (18)             (20)
                                               ---------       ---------       ---------        ---------

   Pro Forma                                   $      48       $      73       $     137        $     117
                                               =========       =========       =========        =========

Basic Income Per Share:
   As Reported                                 $    0.04       $    0.31       $    0.49        $    0.32
   Pro Forma                                   $   (0.05)      $    0.21       $    0.30        $    0.11

Diluted Income Per Share:
   As Reported                                 $    0.04       $    0.31       $    0.49        $    0.32
   Pro Forma                                   $   (0.05)      $    0.21       $    0.30        $    0.11


Note 5 - Reverse Stock Split

Effective June 30, 2003, the Company completed a 25-to-1 reverse stock split. Fractional shares related to this split were paid out in cash for a total reduction to retained earnings of $8,000. All per share data in this Form 10-QSB has been retroactively restated for this split.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-QSB contains various forward-looking statements and includes assumptions concerning the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results, and prospects, including statements that include the words may, could, should, would, believe, expect, will, shall, anticipate, estimate, intend, plan or similar expressions. These forward-looking statements are based upon current expectations and are subject to risk and uncertainties. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company 's control), which could cause the actual results, or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include the following: (i) risk and cost resulting from the opening of a new office or offices and adding employees; (ii) the effect of changing regional and national economic conditions, especially as they affect the income and cash flow of business and consumer borrowers, their ability to repay loans, and their need for borrowed funds; (iii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iv) significant changes in interest rates and prepayment speeds; (v) inflation, stock and bond market, and monetary fluctuations; (vi) credit risks of commercial, SBA, real estate, consumer, and other lending activities, including risks related to changes in the values of real estate and other security for loans; (vii) changes in federal and state banking and financial services laws and regulations; (viii) the presence in the Company's market area of competitors with greater financial resources than the Company; (ix) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (x) the secure and effective implementation of new technology (including Internet services) for both the delivery of services and internal operations; (xi) the willingness of customers to substitute competitors' products and services for those of the Company and vice versa;
(xii) changes in consumer and business spending and savings habits; (xiii) unanticipated regulatory or judicial proceedings; and (xiv) other external developments which could materially impact the Company 's operational and financial performance.

Income Summary

For the three months ended June 30, 2003, the Company reported net income of $57,000 or $0.04 per share compared to $83,000, or $0.31 basic income per share for the same three-month period in 2002. For the six months ended June 30, 2003, the Company reported net income of $155,000 or $0.49 per share compared to $137,000, or $0.32 basic income per share for the same six-month period in 2002.

The annualized return on average assets was 0.21% for the first half of 2003 compared to 0.10% for 2002. Annualized return on average shareholders' equity for the first half of 2003 and 2002 was 2.90% and 1.63%, respectively.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the "interest rate spread") between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $1,503,000 for the quarter ended June 30, 2003, compared to $1,325,000 for the quarter ended June 30, 2002. Net interest income was $3,089,000 for the six months ended June 30, 2003, compared to $2,619,000 for the six months ended June 30, 2002.

The total amount of net interest income increased slightly for the quarter and six months ended June 30, 2003 compared to the same period in 2002. This increase was primarily due to overall growth in average earning assets. The slight decrease in the net interest margin for the quarter ended June 30, 2003 was due to the amortization of the market value adjustment related to certain loans in connection with our quasi-reorganization.

The following table sets forth the components of net interest income, average earning assets and net interest margin (dollar amounts in thousands):

                                           Three Months Ended               Six Months Ended
                                                June 30,                        June 30,               Year Ended
                                         ----------------------          ----------------------        December 31,
                                           2003          2002             2003           2002              2002
                                         --------      --------          --------      --------          --------
Interest Income                          $  2,000      $  2,077          $  4,017      $  4,153          $  8,351
Interest Expense                              497           752               928         1,534             2,774
                                         --------      --------          --------      --------          --------

             Net Interest Income         $  1,503      $  1,325          $  3,089      $  2,619          $  5,577
                                         ========      ========          ========      ========          ========

Average Earning Assets                   $137,461      $119,616          $135,800      $117,525          $125,496
Net Interest Margin (1)                      4.37%         4.43%             4.55%         4.46%             4.44%

(1) Interim periods are presented on an annualized basis.

Provision for Loan Losses

During the first and second quarter of 2003, the Company contributed $15,000 and $40,000, respectively, to the allowance for loan losses. During the first and second quarter of 2002, the Company did not contribute to the allowance for loan losses. Management believes that the allowance, which stands at 1.04% of gross loans at June 30, 2003, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter and six months ended June 30, 2003 and 2002 are as follows (dollar amounts in thousands):

                                            Three Months Ended                 Six Months Ended
                                                  June 30,                         June 30,
                                        -------------------------         -------------------------
                                           2003            2002             2003             2002
                                        --------         --------         --------         --------
Allowance, Beginning of Period          $  1,236         $  1,261         $  1,196         $  1,219
Provision for Loan Losses                     40               --               55               --
Recoveries on Loans Charged Off               16                5               55               47
                                        --------         --------         --------         --------

                                           1,292            1,266            1,306            1,266
Less:  Loans Charged Off                    (153)              (7)            (167)              (7)
                                        --------         --------         --------         --------
Allowance, End of Period                $  1,139         $  1,259         $  1,139         $  1,259
                                        ========         ========         ========         ========

Noninterest Income

Noninterest income represents deposit account service charges and other types of non-loan related fee income. Noninterest income for the quarter ended June 30, 2003 totaled $174,000 compared to $211,000 for the same period ended 2002. Noninterest income for the six months ended June 30, 2003 totaled $341,000 compared to $398,000 for the same period ended 2002. The slight decrease in 2003 relates to reductions related to the closure of the Burbank office in late 2002 as well as the presence of a $26,000 nonrecurring recovery in 2002.

Noninterest Expense

Noninterest expenses represent salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Noninterest expense for the quarter ended June 30, 2003 totaled $1,543,000 compared to $1,419,000 for the same period during 2002. Noninterest expense for the six months ended June 30, 2003 totaled $3,128,000 compared to $2,833,000 for the same period during 2002. The reduction in salaries and occupancy expense associated with the sale of the Burbank branch in late 2002 was offset by additional costs that resulted from the relocation of the Marina branch, as well as the operating costs for the new Manhattan Beach branch.

Income Taxes

The Company's income tax provision for the first half of 2003 and 2002 was $85,000 and $47,000, respectively, resulting in an effective rate of 34.4% and 25.5%, respectively on income before taxes.

Minority Interest

During 2003, our subsidiary bank raised $3 million of 10% noncummulative perpetual preferred stock. Costs related to these securities were $285,125, resulting in a net minority interest of $2,715,000. Dividends paid on these securities are reported as a reduction in consolidated net income.

Balance Sheet Analysis

Total assets at June 30, 2003 totaled $155.8 million, up $11.7 million from the $144.1 million reported at December 31, 2002. This increase in assets was funded primarily by demand deposits, which grew $8.2 million as the Company continued to focus on increasing its relationship based banking services.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

                                                                    June 30,
                                                           -------------------------   December 31,
                                                             2003             2002         2002
                                                           --------         --------     --------
Restructured Loans                                         $     --         $     --     $     --
Loans 90 Days Past Due and Still Accruing                        --              174           --
Loans on Nonaccrual                                             716              132          905
                                                           --------         --------     --------
                                Nonperforming Loans             716              306          905
Other Real Estate Owned                                          --               --           --
                                                           --------         --------     --------
                                Nonperforming Assets       $    716         $    306     $    905
                                                           ========         ========     ========

Nonperforming Loans as a Percent
   of Total Loans                                              0.63%            0.32%        0.77%
Allowance for Loan Losses as a Percent
   of Nonperforming Loans                                    159.08%          411.44%      134.70%
Nonperforming Assets as a Percent
   of Total Assets                                             0.46%            0.23%        0.73%

Non-performing loans as a percent of total loans decreased slightly to 0.63% at June 30, 2003, compared to 0.77% at December 31, 2002. The allowance for loan losses as a percent of non-performing loans also increased to 159.08% at June 30, 2003, up slightly from 134.70% at December 31, 2002.

Other Borrowings

During 2003, the Company retired the majority of its other borrowings, primarily through the growth in deposits.

The Company owes $1 million to a correspondent bank, through the issuance of a promissory note that matures on August 29, 2012. This loan requires monthly payments of interest at LIBOR plus 2.0%, fixed for one-year terms, and principal payments of $25,000 and $75,000 in 2004 and 2005, respectively. Starting in 2006, the loan requires annual principal payments of $100,000 until the loan is paid in full on August 29, 2012. This loan is secured by the common stock of the Bank, which is wholly owned by the Company.

Trust Preferred Securities

During the first quarter of 1999 the Company completed an offering of $6.6 million in 11?% Cumulative Preferred Securities through a wholly owned subsidiary, First Coastal Capital Trust. Under generally accepted accounting policies, the securities are reported as liabilities of the Company and the interest payments are reported as interest expense. The Trust Preferred Securities mature on December 31, 2028. The Company refinanced the existing Trust Preferred Securities in the third quarter of 2003.

Capital

Total shareholders' equity at June 30, 2003 totaled $10.6 million compared to $10.7 million at December 31, 2002. This decrease was primarily attributable to increases in the unrecognized losses on available-for-sale investment securities.

The Bank maintains capital ratios above the Federal regulatory guidelines for a "well-capitalized" bank. The ratios are as follows:

                                                  Regulatory
                                                Minimum Ratio
                                                     for                 June 30,           December 31,
                                              "Well-Capitalized"           2003                 2002
                                              ------------------   ------------------    ------------------
Tier 1 Capital (to Average Assets)                     5.00%               9.42%                7.72%
Tier 1 Capital (to Risk Weighted Assets)               6.00%              11.74%                9.82%
Total Capital (to Risk Weighted Assets)               10.00%              12.72%               10.90%

The Bank's capital ratios have improved since December 31, 2002 due to the addition of $2.7 million in noncummulative perpetual preferred stock, which qualifies as Tier 1 Capital for regulatory purposes.

The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively. It's total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 14.03% and 9.01%, respectively, at June 30, 2003 and 12.5% and 6.3%, respectively, at December 31, 2002.

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments that would severely impair liquidity.

Off Balance Sheet Transactions

The Bank in its ordinary course of business has commitments to disburse loan proceeds both under revolving and non-revolving arrangements. As of June 30, 2003 the total of these commitments approximated $20.7 million compared to $16.6 million as of December 31, 2002.

Item 3 - Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Bank's periodic.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                   None

         Item 3 - Defaults upon Senior Securities

                   None

         Item 4 - Submission of Matters to a Vote of Security Holders

                   On May 16, 2003, the Company held its annual shareholders meeting. At that meeting Carole LaCaze, Paul Deters, Russell Dick, Charles Fullerton, Don Griffith, Roger Laverty, Deborah Marsten, Thomas Spears and Joseph Wender were elected directors of the Company.

                   At that meeting, the shareholders also approved a 25-to-1 reverse stock split.

         Item 5 - Other Items

                   None

         Item 6 - Exhibits and Reports on Form 8-K

            A)    Exhibits

                  31.1 - Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

                  31.2 - Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

                  32.1 - Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                  32.2 - Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002


            B)    Reports on Form 8-K

                  None

Signatures

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  First Coastal Bancshares

Date: August 14, 2003                             /s/ Don M. Griffith
                                                  ------------------------------
                                                  Don M. Griffith
                                                  Chairman and
                                                  Chief Executive Officer


Date: August 14, 2003                             /s/ Deborah A. Marsten
                                                  ------------------------------
                                                  Deborah A. Marsten
                                                  Vice Chairman, Chief Financial
                                                  Officer, and Secretary