Form 10QSB
period 2003-09-30
FIRST COASTAL BANCSHARES
filed 2003-11-13
CIK 1073932

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

On October 31, 2003 there were 93,399 shares (after 25-to-1 reverse stock split effective June 30, 2003) of First Coastal Bancshares Common Stock outstanding.

                            First Coastal Bancshares
                               September 30, 2003

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                                            PAGE
                                                                                                            ----
Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets at September 30, 2003 and
                  December 31, 2002..................................................................          3
         Condensed Consolidated Statements of Income for the Three
                  Months and Nine Months Ended September 30, 2003 and 2002...........................          4
         Condensed Consolidated Statements of Changes in Shareholders' Equity from
                  January 1, 2002 through September 30, 2003.........................................          5
         Condensed Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 2003 and 2002...........................................          6
         Notes to Consolidated Financial Statements...................................................     7 - 8
Item 2 - Management's Discussion and Analysis of Financial Condition and
             Results of Operations.....................................................................   9 - 13
Item 3 - Controls and Procedures ......................................................................       14

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings............................................................................        15
Item 2 - Changes in Securities........................................................................        15
Item 3 - Defaults upon Senior Securities..............................................................        15
Item 4 - Submission of Matters to a Vote of Security Holders..........................................        15
Item 5 - Other Information............................................................................        15
Item 6 - Exhibits and Reports on Form 8-K.............................................................        15

Item 1. Financial Statements

                    First Coastal Bancshares and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    (Unaudited - Dollar Amounts in Thousands)

                                                                September 30,     December 31,
                                                                    2003              2002
                                                                 ---------         ---------
Cash and Due From Bank                                           $   4,850         $   4,439
Federal Funds Sold                                                      --                --
                                                                 ---------         ---------
                                Cash and Cash Equivalents            4,850             4,439


Time Deposits in Other Financial Institutions                        1,865             1,865
Investment Securities, net                                          57,682            11,618
Federal Reserve and Federal Home Loan Bank Stock, at Cost            1,191               862

Loans                                                              112,300           118,312
Allowance for Loan Losses                                           (1,137)           (1,196)
                                                                 ---------         ---------
                                                NET LOANS          111,163           117,116

Premises and Equipment, net                                          1,743             1,853
Goodwill, net                                                        4,625             4,625
Accrued Interest and Other Assets                                    2,038             1,715
                                                                 ---------         ---------
                                                                 $ 185,157         $ 144,093
                                                                 =========         =========

Noninterest-Bearing Deposits                                     $  48,783         $  32,888
Interest-Bearing Deposits                                           97,456            86,141
                                                                 ---------         ---------
                                           TOTAL DEPOSITS          146,239           119,029

Other Borrowings                                                    13,925             6,775
Company Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiary Trust Holding Solely Junior
   Subordinated Debentures                                          13,200             6,600
Accrued Interest and Other Liabilities                                 788               986
                                                                 ---------         ---------
                                        TOTAL LIABILITIES          174,152           133,390

Minority Interest in Bank Subsidiary                                 2,715                --

Preferred Stock                                                         --             1,993
Common Stock                                                         8,771             8,771
Retained Earnings Since September 1, 2002                             (172)               38
Accumulated Other Comprehensive Income                                (309)              (99)
                                                                 ---------         ---------
                               TOTAL SHAREHOLDERS' EQUITY            8,290            10,703
                                                                 ---------         ---------

                                                                 $ 185,157         $ 144,093
                                                                 =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                    First Coastal Bancshares and Subsidiaries
                   Condensed Consolidated Statements of Income
        (Unaudited - Dollar Amounts in Thousands, Except Per Share Data)

                                                             For the Three Months           For the Nine Months
                                                              Ended September 30,           Ended September 30,
                                                            ----------------------        ----------------------
                                                              2003           2002           2003           2002
                                                            -------         ------        -------         ------
Interest Income                                             $ 1,960         $2,152        $ 5,977         $6,305
Interest Expense                                                540            711          1,468          2,245
                                                            -------         ------        -------         ------

                                 Net Interest Income          1,420          1,441          4,509          4,060

Provision for Loan Losses                                        30             --             85             --
                                                            -------         ------        -------         ------

Net Interest Income after
                           Provision for Loan Losses          1,390          1,441          4,424          4,060

Noninterest Income                                              187            202            528            596
Noninterest Expense                                           1,567          1,489          4,695          4,318
                                                            -------         ------        -------         ------

           Income before Minority Interest and Taxes             10            154            257            338

Minority Interest in Income of Subsidiary                       (75)            --            (82)            --
Income Taxes                                                     (4)            55             81            102
                                                            -------         ------        -------         ------

                                          Net Income        $   (61)        $   99        $    94         $  236
                                                            =======         ======        =======         ======

Per Share Data:
   Net Income - Basic                                       $ (2.65)        $ 0.53        $ (2.16)        $ 1.00
   Net Income - Diluted                                     $ (2.65)        $ 0.53        $ (2.16)        $ 1.00

The accompanying notes are an integral part of the consolidated financial statements.

                    First Coastal Bancshares and Subsidiaries
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                    (Unaudited - Dollar Amounts in Thousands)

                                                                                              Retained      Accumulated
                                                                                           Earnings Since      Other
                                       Preferred             Comprehensive   Accumulated    September 1,    Comprehensive
                                         Stock      Amount      Income         Deficit          2002          Income        Total
                                       ---------    ------   -------------   -----------   --------------   -------------   -----
January 1, 2002                          $1,993     $6,584                     $(1,476)                         $(134)      $ 6,967

Purchase of Treasury Stocks                            (46)                                                                     (46)
Sale of Common Stock                                 3,650                                                                    3,650
Dividends - Preferred Stock                                                       (107)         (107)                          (214)
Quasi-Reorganization                                (1,417)                      1,417

       Comprehensive Income
Net Income                                                       $    311          166           145                            311
Change in Unrecognized Gain
   of Securities Available for
   Sale, net of taxes of $44                                           64                                          64
Less Reclassification Adjustments
   for Gains included in Net
   Income, net of Taxes of $20                                        (29)                                        (29)           35
                                                                 --------
              Comprehensive Income                               $    346
                                                                 ========
                                         ------     ------                     -------         -----            -----       -------
December 31, 2002                         1,993      8,771                          --            38              (99)       10,703

Redemption of Preferred Stock            (1,993)                                                (150)                        (2,143)
Dividends - Preferred Stock                                                                     (146)                          (146)
25-to-1 Reverse Stock Split -
   Cash paid for Fractional Shares                                                                (8)                            (8)

       Comprehensive Income
Net Income                                                        $    94                         94                             94
Change in Unrecognized Loss
   of Securities Available for
   Sale, net of Taxes of $146                                        (210)                                       (210)         (210)
                                                                  -------
              Comprehensive Income                                $  (116)
                                                                  =======

                                         ------     ------                     -------         -----            -----       -------
September 30, 2003                       $   --     $8,771                     $    --         $(172)           $(309)      $ 8,290
                                         ======     ======                     =======         =====            =====       =======

The accompanying notes are an integral part of the consolidated financial statements.

                    First Coastal Bancshares and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                    (Unaudited - Dollar Amounts in Thousands)

                                                                                       For the Nine Months Ended
                                                                                             September 30,
                                                                                       -------------------------
                                                                                         2003             2002
                                                                                       --------         --------
OPERATING ACTIVITIES
   Net Income                                                                          $     94         $    236
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                                      253              229
         Provision for Loan Losses                                                           85               --
         Other Items - Net                                                                  (84)            (378)
                                                                                       --------         --------
                                                           NET CASH PROVIDED BY
                                                           OPERATING ACTIVITIES             348               87
INVESTING ACTIVITIES
   Net Change in Time Deposits                                                               --               --
   Purchases of Investment Securities                                                   (54,515)         (10,799)
   Sale and Maturities of Investment Securities                                           7,804           18,597
   Net Change in Federal Reserve and Home Loan Bank Stock                                  (329)              80
   Net Change in Loans                                                                    5,868          (25,666)
   Purchase of Premises and Equipment                                                      (143)          (1,068)
                                                                                       --------         --------
                                                               NET CASH USED BY
                                                           INVESTING ACTIVITIES         (41,315)         (18,856)
FINANCING ACTIVITIES
   Net (Decrease) Increase in Deposits                                                   27,210           17,029
   Net Change in Other Borrowings                                                        13,750              (73)
   Proceeds from Issuance of Common Stock                                                    --            3,000
   Repurchase of Preferred Stock                                                         (2,143)              --
   Purchase of Treasury Shares                                                               --              (46)
   Net Increase in Minority Interest in Bank Subsidiary                                   2,715               --
   Cash paid for Fractional Shares                                                           (8)              --
   Dividends                                                                               (146)            (160)
                                                                                       --------         --------
                                                              NET CASH PROVIDED
                                                        BY FINANCING ACTIVITIES          41,378           19,750
                                                                                       --------         --------
                                                              INCREASE  IN CASH
                                                           AND CASH EQUIVALENTS             411              981
Cash and Cash Equivalents at Beginning of Period                                          4,439            2,717
                                                                                       --------         --------
                                                      CASH AND CASH EQUIVALENTS
                                                               AT END OF PERIOD        $  4,850         $  3,698
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

The consolidated financial statements include First Coastal Bancshares and its wholly owned subsidiaries, First Coastal Bank, N.A. (the "Bank"), First Coastal Capital Trust and First Coastal Capital Trust II.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three-month and nine-month periods ended September 30, 2003 and 2002, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

The Company performed its most recent annual impairment test of goodwill as of September 30, 2003 and determined that no goodwill impairment existed. Goodwill was tested for impairment using the combined banking operations as the reporting unit. The fair value of the reporting unit was estimated using multiples of earnings and tangible book value, which are commonly used for valuation purposes and publicly reported in the community banking industry.

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

                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                    September 30,
                                              -------------------------         -------------------------
                                                2003             2002             2003             2002
                                              --------         --------         --------         --------
Net Income :
   As Reported                                $    (61)        $     99         $     94         $    236
   Stock-Based Compensation using
       Intrinsic Value Method                       --               --               --               --
   Stock-Based Compensation that would
      have been reported using the
      Fair Value Method of SFAS 123                 (9)             (10)             (27)             (30)
                                              --------         --------         --------         --------

   Pro Forma                                  $    (70)        $     89         $     67         $    206
                                              ========         ========         ========         ========

Basic Income Per Share:
   As Reported                                $  (2.65)        $   0.53         $  (2.16)        $   1.00
   Pro Forma                                  $  (2.74)        $   0.43         $  (2.45)        $   0.68

Diluted Income Per Share:
   As Reported                                $  (2.65)        $   0.53         $  (2.16)        $   1.00
   Pro Forma                                  $  (2.74)        $   0.43         $  (2.45)        $   0.68

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

Income Summary

For the three months ended September 30, 2003, the Company reported a net loss of $(61,000) or $(2.65) per share compared to net income of $99,000, or $0.53 per share for the same three-month period in 2002. The net loss per share in 2003 includes $(1.57) per share resulting from the premium paid on the redemption of the Company's outstanding preferred stock. For the nine months ended September 30, 2003, the Company reported net income of $94,000 or $(2.16) per share compared to $236,000, or $1.00 basic income per share for the same nine-month period in 2002. Again, earnings per share in 2003 includes the impact of the premium paid on redemption of the Company's preferred stock.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the "interest rate spread") between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $1,420,000 for the quarter ended September 30, 2003, compared to $1,441,000 for the quarter ended September 30, 2002. Net interest income was $4,509,000 for the nine months ended September 30, 2003, compared to $4,060,000 for the nine months ended September 30, 2002.

The following table sets forth the components of net interest income, average earning assets and net interest margin (dollar amounts in thousands):

                                                 Three Months Ended               Nine Months Ended
                                                   September 30,                     September 30,              Year Ended
                                             -------------------------         -------------------------       December 31,
                                               2003             2002             2003             2002             2002
                                             --------         --------         --------         --------         --------
Interest Income                              $  1,960         $  2,152         $  5,977         $  6,305         $  8,351
Interest Expense                                  540              711            1,468            2,245            2,774
                                             --------         --------         --------         --------         --------

                  Net Interest Income        $  1,420         $  1,441         $  4,509         $  4,060         $  5,577
                                             ========         ========         ========         ========         ========

Average Earning Assets                       $159,529         $130,169         $145,011         $121,785         $125,496
Net Interest Margin (1)                          3.56%            4.43%            4.15%            4.44%            4.44%

(1)   Interim periods are presented on an annualized basis.

The total amount of net interest income increased for the nine months ended September 30, 2003 compared to the same period in 2002. This increase was primarily due to overall growth in average earning assets.

The decrease in the net interest margin for the quarter ended September 30, 2003 was due to the amortization of the market value adjustment related to certain loans in connection with our quasi-reorganization, the cost costs of the newly acquired Trust Preferred Securties and the increase in lower yielding investment securities in the quarter as compared to 2002.

Provision for Loan Losses

During the first, second and third quarter of 2003, the Company contributed $15,000, 40,000 and $30,000, respectively, to the allowance for loan losses. During 2002, the Company did not contribute to the allowance for loan losses. Management believes that the allowance, which stands at 1.01% of gross loans at September 30, 2003, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter and nine months ended September 30, 2003 and 2002 are as follows (dollar amounts in thousands):

                                         Three Months Ended             Nine Months Ended
                                            September 30,                 September 30,
                                       ----------------------        -----------------------
                                         2003           2002           2003            2002
                                       -------         ------        -------         -------
Allowance, Beginning of Period         $ 1,139         $1,259        $ 1,196         $ 1,219
Provision for Loan Losses                   30             --             85              --
Recoveries on Loans Charged Off              1              7             56              54
                                       -------         ------        -------         -------

                                         1,170          1,266          1,337           1,273
Less: Loans Charged Off                    (33)            --           (200)             (7)
                                       -------         ------        -------         -------
Allowance, End of Period               $ 1,137         $1,266        $ 1,137         $ 1,266
                                       =======         ======        =======         =======

Noninterest Income

Noninterest income represents deposit account service charges and other types of non-loan related fee income. Noninterest income for the quarter ended September 30, 2003 totaled $187,000 compared to $202,000 for the same period ended 2002. Noninterest income for the nine months ended September 30, 2003 totaled $528,000 compared to $596,000 for the same period ended 2002. The slight decrease in 2003 relates to reductions related to the closure of the Burbank office in late 2002 as well as the presence of a $26,000 nonrecurring recovery in 2002.

Noninterest Expense

Noninterest expenses represent salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Noninterest expense for the quarter ended September 30, 2003 totaled $1,567,000 compared to $1,489,000 for the same period during 2002. Noninterest expense for the nine months ended September 30, 2003 totaled $4,695,000 compared to $4,318,000 for the same period during 2002. The reduction in salaries and occupancy expense associated with the sale of the Burbank branch in late 2002 was offset by additional costs that resulted from the relocation of the Marina branch, as well as the operating costs for the new Manhattan Beach branch.

Income Taxes

The Company's income tax provision for the first three quarters of 2003 and 2002 was $81,000 and $102,000, respectively, resulting in an effective rate of 31.5% and 35.5%, respectively on income before taxes.

Minority Interest

During 2003, our subsidiary bank raised $3 million of 10% noncummulative perpetual preferred stock. Costs related to these securities were $285,000, resulting in a net minority interest of $2,715,000. Dividends paid on these securities are reported as a reduction in consolidated net income under the category of minority interest in income of subsidiary.

Balance Sheet Analysis

Total assets at September 30, 2003 totaled $185.2 million, up $41.1 million from the $144.1 million reported at December 31, 2002. This increase in assets was funded primarily by deposits, which grew $27.2 million and other borrowings, which increased $13.8 million.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

                                                              September 30,
                                                      ---------------------------   December 31,
                                                         2003              2002         2002
                                                      ---------         ---------    ---------
Restructured Loans                                    $      --         $      --    $      --
Loans 90 Days Past Due and Still Accruing                    --                 4           --
Loans on Nonaccrual                                          61               969          905
                                                      ---------         ---------    ---------
                          Nonperforming Loans                61               973          905
Other Real Estate Owned                                      --                --           --
                                                      ---------         ---------    ---------
                          Nonperforming Assets        $      61         $     973    $     905
                                                      =========         =========    =========

Nonperforming Loans as a Percent
   of Total Loans                                          0.05%             0.82%        0.77%
Allowance for Loan Losses as a Percent
   of Nonperforming Loans                              1,840.98%           130.11%      134.70%
Nonperforming Assets as a Percent
   of Total Assets                                         0.03%             0.67%        0.73%

Non-performing loans as a percent of total loans decreased significantly to 0.05% at September 30, 2003, compared to 0.77% at December 31, 2002. The allowance for loan losses as a percent of non-performing loans also increased dramatically to 1,840.98% at September 30, 2003, from 134.70% at December 31, 2002.

Other Borrowings

The Subsidiary Bank borrowed $12.9 million from the FHLB. These were overnight advances that bear interest at 1.09%.

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

Trust Preferred Securities

During the first quarter of 1999 the Company completed an offering of $6.6 million in 11?% Cumulative Preferred Securities through a wholly owned subsidiary, First Coastal Capital Trust. Under generally accepted accounting policies, the securities are reported as liabilities of the Company and the interest payments are reported as interest expense. The Trust Preferred Securities mature on December 31, 2028. The company intends to retire the majority of these securities in the fourth quarter of 2003.

During the third quarter of 2003, the Company completed an offering of $6.6 million in Cumulative Preferred Securities through a wholly owned subsidiary, First Coastal Capital Trust II. These securities are also reported as liabilities of the Company and the interest payments are reported as interest expense. These Trust Preferred Securities require quarterly payments of interest at LIBOR plus 3.25% and mature on October 7, 2033.

Capital

Total shareholders' equity at September 30, 2003 totaled $8.3 million compared to $10.7 million at December 31, 2002. This decrease was primarily attributable to the redemption of the Company's outstanding preferred stock.

The Bank maintains capital ratios above the Federal regulatory guidelines for a "well-capitalized" bank. The ratios are as follows:

                                                     Regulatory
                                                   Minimum Ratio
                                                        for                   September 30,            December 31,
                                                 "Well-Capitalized"               2003                     2002
                                              -------------------------    --------------------     ------------------
Tier 1 Capital (to Average Assets)                      5.00%                     8.14%                   7.72%
Tier 1 Capital (to Risk Weighted Assets)                6.00%                    10.65%                   9.82%
Total Capital (to Risk Weighted Assets)                10.00%                    11.55%                  10.90%

The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively. It's total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 15.71% and 7.86%, respectively, at September 30, 2003 and 12.1% and 6.1%, respectively, at December 31, 2002.

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments that would severely impair liquidity.

Off Balance Sheet Transactions

The Bank in its ordinary course of business has commitments to disburse loan proceeds both under revolving and non-revolving arrangements. As of September 30, 2003 the total of these commitments approximated $20.6 million compared to $16.6 million as of December 31, 2002.

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

            None

      Item 6 - Exhibits and Reports on Form 8-K

            A)    Exhibits

                  31.1 - Certification of CEO pursuant to Section 302 of
                         Sarbanes-Oxley Act

                  31.2 - Certification of CFO pursuant to Section 302 of
                         Sarbanes-Oxley Act

                  32.1 - Certification of CEO pursuant to Section 906 of
                         Sarbanes-Oxley Act

                  32.2 - Certification of CFO pursuant to Section 906 of
                         Sarbanes-Oxley Act

            B)    Reports on Form 8-K

                  None

Signatures

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             First Coastal Bancshares


Date: November 13, 2003                      /s/ Don M. Griffith
                                             ------------------------
                                             Don M. Griffith
                                             Chairman and
                                             Chief Executive Officer


Date: November 13, 2003                      /s/ Deborah A. Marsten
                                             ----------------------
                                             Deborah A. Marsten
                                             Vice Chairman, Chief Financial
                                             Officer, and Secretary